Form 10-Q
period 2000-06-30
VALLEY COMMUNITY BANCSHARES INC
filed 2000-08-14
CIK 1107419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------


                                    FORM 10-Q
(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended June 30, 2000

OR

( ) Transition report pursuant to Section 13 or 15(d) ) of the Securities Exchange Act of 1934 For Transition Period from ________________ to
         _______________

         Commission File Number 000-30447

                                    ---------

                        VALLEY COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                   91-1913479
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

     1307 EAST MAIN, PUYALLUP, WASHINGTON                         98372
   (Address of principal executive offices)                     (Zip Code)


                                 (253) 848-2316
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

         The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at August 1, 2000 was 1,133,588.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I    FINANCIAL INFORMATION

                                                                                                 Page
Item 1.   Financial Statements

         Independent Accountant's Report                                                          1

         Condensed Consolidated Balance Sheet - June 30, 2000 and December 31, 1999               2

         Condensed Consolidated Statement of Income - Three Months and Six Months
         Ended June 30, 2000 and 1999                                                             3

         Condensed Consolidated Statement of Cash Flows - Three Months and Six Months
         Ended June 30, 2000 and 1999                                                             4

         Notes to condensed consolidated financial statements                                     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operation                                                                 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              21


PART II   OTHER INFORMATION                                                                      22

         Signatures                                                                              23

Item 1. FINANCIAL STATEMENTS




                         INDEPENDENT ACCOUNTANT'S REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
VALLEY COMMUNITY BANCSHARES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Valley Community Bancshares, Inc. and subsidiaries (the "Company"), and the related condensed consolidated statements of income and cash flows for the three and six month periods ended June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Valley Community Bancshares, Inc and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated February 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/  Moss Adams LLP
Everett Washington
July 28, 2000

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

                                                                                     June 30,       December 31,
                                                                                 ---------------------------------
                                                                                      2000              1999
                                                                                 ---------------   ---------------
ASSETS
     Cash and due from banks                                                       $      7,428      $      5,127
     Interest-bearing deposits with banks                                                 8,825             9,692
     Securities available-for-sale                                                       31,022            33,262
     Securities held-to-maturity                                                          1,077             1,241
     Federal Home Loan Bank stock                                                           434               420
                                                                                 ---------------   ---------------

                                                                                         48,786            49,742

     Loans                                                                               88,727            78,634
     Less allowance for loan losses                                                       1,018               959
                                                                                 ---------------   ---------------

            Loans, net                                                                   87,709            77,675

     Accrued interest receivable                                                            852               851
     Premises and equipment, net                                                          5,670             4,717
     Real estate held for investment                                                        224               224
     Other assets                                                                           664               628
                                                                                 ---------------   ---------------

            Total assets                                                           $    143,905      $    133,837
                                                                                 ===============   ===============

LIABILITIES
     Deposits
         Noninterest-bearing                                                       $     24,009      $     21,349
         Interest-bearing                                                                98,615            92,460
                                                                                 ---------------   ---------------

            Total deposits                                                              122,624           113,809

     Other borrowed funds                                                                 1,521               539
     Accrued interest payable                                                               383               347
     Other liabilities                                                                      420               418
                                                                                 ---------------   ---------------

            Total liabilities                                                           124,948           115,113
                                                                                 ---------------   ---------------

STOCKHOLDERS' EQUITY
     Common stock, par value $1 per share; 5,000,000 shares authorized;  1,133,588
         and 1,125,561 shares issued and outstanding in 2000 and 1999, respectively.      1,134             1,126
     Additional paid-in capital                                                          16,322            16,286
     Retained earnings                                                                    1,787             1,569
     Accumulated other comprehensive income (loss), net of tax                             (286)             (257)
                                                                                 ---------------   ---------------

            Total stockholders' equity                                                   18,957            18,724
                                                                                 ---------------   ---------------

            Total liabilities and stockholders' equity                             $    143,905      $    133,837
                                                                                 ===============   ===============

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)


                        VALLEY COMMUNITY BANCSHARES, INC.

                               STATEMENT OF INCOME


                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                         --------------------------------    -----------------------------
                                                                2000            1999             2000            1999
                                                             ------------    ------------    -------------    ------------
INTEREST INCOME
      Interest and fees on loans                              $    1,965       $   1,521       $    3,777      $    2,995
      Interest on federal funds sold and deposits in banks           151             187              254             402
      Interest on securities                                         452             465              937             910
                                                             ------------    ------------    -------------    ------------

              Total interest income                                2,568           2,173            4,968           4,307
                                                             ------------    ------------    -------------    ------------

INTEREST EXPENSE
      Interest on deposits                                           870             712            1,638           1,438
      Interest on federal funds and other short-term borrowings       26               4               31               8
                                                             ------------    ------------    -------------    ------------

              Total interest expense                                 896             716            1,669           1,446
                                                             ------------    ------------    -------------    ------------

              Net interest income                                  1,672           1,457            3,299           2,861

PROVISION FOR LOAN LOSSES                                             32              16               59              31
                                                             ------------    ------------    -------------    ------------

              Net interest income after provision
                  for loan losses                                  1,640           1,441            3,240           2,830
                                                             ------------    ------------    -------------    ------------

NONINTEREST INCOME
      Service charges                                                 80              82              154             162
      Gain on sale of investment securities, net                       -               1                -               1
      Origination fees on mortgage loans brokered                      2              10                5              33
      Other operating income                                          65              45              130              96
                                                             ------------    ------------    -------------    ------------

              Total noninterest income                               147             138              289             292
                                                             ------------    ------------    -------------    ------------

NONINTEREST EXPENSE
      Salaries                                                       482             451              976             905
      Employee benefits                                              109              95              226             201
      Occupancy                                                      110             112              229             224
      Equipment                                                      119             109              229             222
      Other operating expenses                                       393             327              756             684
                                                             ------------    ------------    -------------    ------------

              Total noninterest expense                            1,213           1,094            2,416           2,236
                                                             ------------    ------------    -------------    ------------

INCOME BEFORE INCOME TAX                                             574             485            1,113             886

PROVISION FOR INCOME TAX                                             169             145              331             262
                                                             ------------    ------------    -------------    ------------

NET INCOME                                                    $      405       $     340       $      782      $      624
                                                             ============    ============    =============    ============

EARNINGS PER SHARE
      Basic                                                   $     0.36       $    0.30       $     0.69      $     0.56
      Diluted                                                 $     0.35       $    0.29       $     0.68      $     0.54
      Weighted average shares outstanding                      1,133,148       1,123,699        1,129,355       1,115,963
      Weighted average diluted shares outstanding              1,155,785       1,156,635        1,154,897       1,149,541

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
 (dollars in thousands, except for per share amounts)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                     ---------------------------------
                                                                          2000              1999
                                                                     ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                       $        782       $       624
      Adjustments to reconcile net income to net cash
              from operating activities
          Provisions for loan losses                                             59                31
          Depreciation                                                          200               199
          Deferred income tax                                                    (1)              (13)
          Net amortization on securities                                         18                43
          FHLB stock dividends                                                  (14)              (13)
          Increase (decrease) in accrued interest receivable                     (1)               69
          Increase (decrease) in other assets                                   (20)               67
          Increase (decrease) in accrued interest payable                        36               (37)
          Increase (decrease) in other liabilities                                2              (140)
                                                                     ---------------    --------------

              Net cash from operating activities                              1,061               830
                                                                     ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net increase in federal funds sold                                          -               980
      Net decrease in interest-bearing deposits with banks                      867            (5,503)
      Purchase of securities available-for-sale                              (1,506)           (9,334)
      Proceeds from sales of securities available-for-sale                        -             1,001
      Proceeds from maturities of securities available-for-sale               3,685             7,318
      Proceeds from maturities of securities held-to-maturity                   163               560
      Purchase stock in FHLB                                                      -               (37)
      Net increase in loans                                                 (10,093)           (2,248)
      Additions to premises and equipment                                    (1,153)             (862)
              Net cash from investing activities                             (8,037)           (8,125)
                                                                     ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                8,815             2,425
      Net increase in other borrowed funds                                      982               300
      Cash dividends paid                                                      (564)             (134)
      Common stock issued                                                         -             3,591
      Stock options exercised                                                    44                28
                                                                     ---------------    --------------

              Net cash from financing activities                              9,277             6,210
                                                                     ---------------    --------------

NET INCREASE (DECREASE) IN CASH AND DUE                                       2,301            (1,085)
      FROM BANKS
CASH AND DUE FROM BANKS, beginning of year                                    5,127             5,630
                                                                     ---------------    --------------

CASH AND DUE FROM BANKS, at end of period                              $      7,428       $     4,545
                                                                     ===============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for
          Interest                                                     $      1,633       $     1,483
          Income taxes                                                          356               263

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
      Unrealized gains (losses) on securities available-for-sale       $        (44)      $      (391)
      Deferred tax on unrealized gains (losses) on securities
          available-for-sale                                                     15               133
      Common stock issued for land                                                -               125


The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

Valley Community Bancshares, Inc. (the "Company") has prepared the condensed consolidated financial statements of the Company for the three-month and six-month periods ended June 30, 2000 and June 30, 1999 without audit by the Company's independent auditors. However, the financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 1999 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three- months and six-months ended June 30, 2000, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2000. The report of Moss Adams LLP commenting upon their review accompanies the consolidated financial statements included in Item 1 of Part 1.

Certain information and note disclosures normally included in the Company's annual financial statement prepared in accordance with generally accepted accounting principals have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Form 10 for the year ended December 31, 1999 filed with the Securities and Exchange Commission. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


Note 2.  Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months and six- months ended June 30, 2000 and 1999 (dollars in thousands, except per share amounts).


 VALLEY COMMUNITY BANCSHARES, INC.                       Three Months Ended                 Six Months Ended
Earnings Per Share                                            June 30,                          June 30,
                                                    ------------------------------    -----------------------------
                                                        2000             1999            2000             1999
                                                    --------------    ------------    ------------    -------------

NUMERATOR:

Net income                                             $      405      $      340      $      782      $      624

DENOMINATOR:

Denominator for basic earnings per share:
     Weighted average shares                            1,133,148       1,123,699       1,129,355       1,115,963
     Effect of Diluted securities - stock options          22,637          32,936          25,542          33,578

Denominator for diluted earnings per share:
     Weighted average shares and assumed
         conversion of Diluted stock options            1,155,785       1,156,635       1,154,897       1,149,541

Basic earnings per share                               $     0.36      $     0.30      $     0.69      $     0.56

Diluted earnings per share                             $     0.35      $     0.29      $     0.68      $     0.54

Note 3.  Investment Securities

Investment securities have been classified according to management's intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

June 30, 2000

Securities Available-For-Sale                                           Gross              Gross
                                                  Amortized        Unrealized         Unrealized              Fair
                                                       Cost             Gains             Losses             Value
                                             ---------------    --------------    ---------------   ---------------
 U.S. Treasury and U.S. Government
     corporations and agencies                     $ 16,844              $ 28              $ 220          $ 16,652
 State and political subdivisions                     4,429                 5                 42             4,392
 Mortgage-backed securities                           8,671                 -                163             8,508
 Other                                                1,512                 -                 42             1,470
                                             ---------------    --------------    ---------------   ---------------

                                                     31,456                33                467            31,022
                                             ---------------    --------------    ---------------   ---------------
 Securities Held-to-Maturity

 U.S. Treasury and U.S. Government
     corporations and agencies                          292                14                  -               306
 State and political subdivisions                       785                 -                  -               785
                                             ---------------    --------------    ---------------   ---------------

                                                      1,077                14                  -             1,091
                                             ---------------    --------------    ---------------   ---------------

                                                   $ 32,533              $ 47              $ 467          $ 32,113
                                             ===============    ==============    ===============   ===============
 December 31, 1999

 Securities Available-For-Sale                                          Gross              Gross
                                                  Amortized        Unrealized         Unrealized              Fair
                                                       Cost             Gains             Losses             Value
                                             ---------------    --------------    ---------------   ---------------
 U.S. Treasury and U.S. Government
     corporations and agencies                     $ 18,630              $ 23              $ 224          $ 18,429
 State and political subdivisions                     4,233                 7                 39             4,201
 Mortgage-backed securities                           9,269                14                132             9,151
 Other                                                1,520                 -                 39             1,481
                                             ---------------    --------------    ---------------   ---------------

                                                     33,652                44                434            33,262
                                             ---------------    --------------    ---------------   ---------------
 Securities Held-to-Maturity

 U.S. Treasury and U.S. Government
     corporations and agencies                          321                 2                  -               323
 State and political subdivisions                       920                 4                  -               924
                                             ---------------    --------------    ---------------   ---------------

                                                      1,241                 6                                1,247
                                             ---------------    --------------    ---------------   ---------------

                                                   $ 34,893              $ 50              $ 434          $ 34,509
                                             ===============    ==============    ===============   ===============

Note 4 - Loans

The major classifications of loans at June 30, 2000 and December 31, 1999 are summarized as follows (dollars in thousands):

                                                   June 30,       December 31,
                                                 -------------   -------------
                                                     2000            1999
                                                 -------------   -------------
                                                    Amount          Amount
                                                 -------------   -------------
 Real Estate
      Construction                                 $    7,743      $    7,384
      Mortgage                                         17,783          15,867
      Commercial                                       46,827          40,254
 Commercial                                            13,463          12,892
 Consumer and other                                     2,408           1,864
 Lease financing                                          519             377
                                                 -------------   -------------
          Total loans                                  88,743          78,638
 Deferred loan fees                                       (16)             (4)
                                                 -------------   -------------
          Net loans                                $   88,727      $   78,634
                                                 =============   =============

Note 5 - Allowance for Loan Losses

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to each major classification and not specifically reserved while additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged-off. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

The allowance for loan losses at June 30, 2000 totaled $1.018,000 representing a net increase of $59,000 or 6% compared to $959,000 at December 31, 1999. The increase is primarily due to an increase in loans by 13% since December 31, 1999. Management believes that the allowance for loan losses at June 30, 2000 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

                                              Three months ended June 30,  Six months ended June 30,
                                             ------------  -------------  -------------  ------------
                                                2000           1999           2000          1999
                                             ------------  -------------  -------------  ------------

 Balance at beginning of period                $     986     $      959     $      959     $     883

     Charge-offs                                       -              -              -             -
     Recoveries:                                       -              -              -             -
       Net charge-offs                                 -              -              -             -
     Additions charged to operations                  32             16             59            15
                                             ------------  -------------  -------------  ------------

 Balance at end of period                      $   1,018     $      975     $    1,018     $     898
                                             ============  =============  =============  ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


VALLEY COMMUNITY BANCSHARES, INC.

This Management's Discussion and Analysis includes forward-looking statements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.


OVERVIEW

Valley Community Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized and incorporated under the laws of the State of Washington as a holding company for its principal banking subsidiary, Puyallup Valley Bank, a state chartered, FDIC insured commercial bank, through a reorganization completed on July 1, 1998. The Company conducts its business primarily through Puyallup Valley Bank, but recently (January 1999) completed the acquisition of Valley Bank, a newly organized state chartered FDIC insured commercial bank subsidiary located in Auburn, Washington. Puyallup Valley Bank and Valley Bank are referred to as the "Banks" in this Form 10-Q.

The Company's main office is located in Puyallup, Washington, which also serves as the main office of Puyallup Valley Bank. Valley Bank is located in Auburn, Washington. The Company provides a full range of commercial banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in Puyallup and Auburn, Washington, and their environs.

The principal source of the Company's revenue are (i) interest and fees on loans; (ii) deposit service charges; (iii) merchant credit card processing fees;
(iv) interest bearing deposits with banks; and (v) interest on investments (principally government securities). The Bank's lending activity consists of short-to-medium-term commercial and consumer loans, including operating loans and lines of credit, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans or lines of credit, home improvement loans and rehabilitation loans. The Banks also offer cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts for various accounts.


PUYALLUP VALLEY BANK

Puyallup Valley Bank is a Washington state-charted commercial bank that provides full-service banking to businesses and residents within the Puyallup community and its surrounding area. Puyallup Valley Bank places particular emphasis on serving the small to medium sized business segment of the market by making available a line of banking products tailored to their needs, with those services delivered by experienced professionals concerned with building long-term relationships. Puyallup Valley Bank conducts business out of six full-service offices and one drive-up facility.


VALLEY BANK

Valley Bank is a newly organized commercial bank that commenced operations on January 11, 1999. Valley Bank was formally incorporated December 3, 1998, under the laws of the State of Washington after having received approval to organize from the Division of Banks of the Washington Department of Financial Institutions and the FDIC. Valley Bank was founded by a group of business and professional individuals in the King County area as a commercial bank subsidiary of the Company to serve the needs of the community in and around the city Auburn. Valley Bank engages in a general commercial banking business in the Auburn area of King County and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

Valley Bank is a solely owned subsidiary of the Company and with initial capital of $4,025,000, the minimum amount required to capitalize a bank in the Auburn community under federal and state law.


RESULTS OF OPERATION

The Company earned net income of $405,000, or $0.35 per diluted share for the three months ended June 30, 2000, compared to net income of $340,000, or $0.29 per diluted share, for the three months ended June 30, 1999, an increase of 19 percent. The Company's return on average assets was 1.16 percent for the three months ended June 30, 2000, compared to 1.04 percent for the three months ended June 30, 1999.

Net income was $782,000, or $0.68 per diluted share for the six months ended June 30, 2000, compared to net income of $624,000, or $0.54 per diluted share, for the six months ended June 30, 1999, an increase of 25 percent. The Company's return on average assets was 1.14 percent for the six months ended June 30, 2000, compared to .97 percent for the six months ended June 30, 1999.

The increase in net income for both the three and six month periods ended June 30, 2000 was primarily the result of an increase in net interest income that reflects an improvement in the Company's net interest margin and from a growth in earning assets, primarily loans. Earnings were negatively impacted by higher operating costs associated with the holding company and Valley Bank, and lower origination fees on mortgage loans brokered.

The Company's net income is derived principally from the operating results of its banking subsidiaries, namely Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank is a well-established commercial bank and generates the Company's operating income. Puyallup Valley Bank earned net income of $437,000 and $842,000 for the three and six months ended June 30, 2000, respectively, compared to $369,000 and $708,000 for the three and six months ended June 30, 1999, respectively. Valley Bank, incurred losses of $23,000 and $42,000 for the three and six months ended June 30, 2000, respectively, compared to losses of $27,000 and $84,000 for the three and six months ended June 30, 1999, respectively. Valley Bank is anticipated to continue to incur operating losses during its early years of operation and it is anticipated that the losses will continue to not have a significant impact on the company. However, there can be no assurance that Valley Bank will not incur more significant losses, which could have an adverse impact on the Company's earnings, dividend payments or future growth.

The following table shows the various performance ratios for the Company for the three and six months ended June 30, 2000 and 1999, respectively.

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data
(dollars in thousands, except per share amounts)

                                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                  2000           1999            2000             1999
                                                               ------------  -------------    ------------   ----------------
 FINANCIAL PERFORMANCE
      Net Income                                                 $     405      $     340       $     782          $     624
      Average Assets                                               140,086        130,829         137,128            129,552
      Average Stockholders' Equity                                  18,762         18,119          18,642             17,929

      Return on Assets (net income divided by average assets)        1.16%          1.04%           1.14%              0.97%
      Return on Equity  (net income divided by average equity)       8.66%          7.53%           8.41%              7.02%
      Net Interest Margin (net interest income (tax adjusted)
          divided by earning assets)                                 5.29%          4.96%           5.32%              4.94%
      Efficiency Ratio (noninterest expense divided by
          noninterest income plus net interest income)              66.68%         68.59%          67.34%             70.92%

NET INTEREST INCOME

The Company's largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income, with tax-exempt income adjusted to a tax-equivalent basis, divided by average earning assets is referred to net interest margin. For the three months ended June 30, 2000, the Company's net interest margin was 5.29 percent compared to 4.96 percent for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company's net interest margin was 5.32 percent compared to 4.94 percent for the six months ended June 30, 1999.

Net interest income for the three months ended June 30, 2000 totaled $1,672,000 compared to $1,457,000 for the three months ended June 30, 1999, a 15 percent increase. Net interest income for the six months ended June 30, 2000 totaled $3,299,000 compared to $2,861,000 for the six months ended June 30, 1999, a 15 percent increase. The increase in net interest resulted from an increase in the volume of interest earning assets, primarily loans, and an increase in the Company's net interest margin.

Interest income was $2,568,000 for the three months ended June 30, 2000 compared to $2,173,000 for the three months ended June 30, 1999. Interest income was $4,968,000 for the six months ended June 30, 2000 compared to $4,307,000 for the six months ended June 30, 1999. The increase was due to an increase in the yield earned and growth in interest earning assets. The yield on interest-earning assets increased to 8.07 percent for the three months ended June 30, 2000 compared to 7.33 percent during the same period a year ago. The yield on interest-earning assets increased to 7.97 percent for the six months ended June 30, 2000 compared to 7.37 percent during the same period a year ago. The yield increase was primarily as a result of a greater percentage of the Company's earning assets concentrated in loans and from an overall increase in interest rates and the resulting impact on adjustable rate loans and securities.

Interest expense was $896,000 for the three months ended June 30, 2000 compared to $716,000 for the three months ended June 30, 1999. Interest expense was $1,669,000 for the six months ended June 30, 2000 compared to $1,446,000 for the six months ended June 30, 1999. The increase was due to a increase in the cost of funds and growth in interest bearing liabilities. The cost of funds increased to 3.69 percent for the three months ended June 30, 2000 compared to 3.19 percent during the same period a year ago. The cost of funds increased to 3.54 percent for the six months ended June 30, 2000 compared to 3.27 percent during the same period a year ago. The cost of fund increase was primarily related to a higher concentration in certificate of deposits greater than $100,000 and an overall increase in market interest rates. In addition, as a result of higher market interest rates, the Company experienced a trend of deposit customers transferring funds from non-interest bearing or low-interest bearing deposit to higher interest paying certificates of deposit. In the event this trend continues, the Company may continue to experience an increase in the cost of funds and potentially a lower net interest margin, and lower profitability.

During the three and six months ended June 30, 2000, market interest rates increased and may increase further during the balance of the year. In periods of rising interest rates, the Company's net interest income and margin may decrease because the Company has a greater amount of interest-bearing liabilities subject to more rapid repricing than interest earning assets. The Company strategy to offset rising rates is to increase commercial and commercial real estate lending as a percentage of interest earning assets while continuing its emphasis on non-interest bearing deposits and other deposits with administered interest rates such as NOW, savings and money market accounts to fund such assets.

The following table sets forth information concerning the Company's average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended June 30:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

                                                        For the Three Months Ended June 30,
                                                        2000                              1999
                                         --------------------------------  --------------------------------
                                           Average     Revenue/   Yield/     Average     Revenue/  Yield/
 ASSETS                                   balance 1    expense 2  rate      balance 1    expense 2  rate
                                         ------------ ---------- --------  ------------ ---------- --------
 Interest-earning assets
     Loans (including fees)                $  87,122    $ 1,965    9.05%     $  70,940    $ 1,521    8.60%
     Investment securities                    32,956        489    5.96%        35,049        495    5.67%
     Interest bearing deposits with banks      8,628        137    6.37%        12,960        168    5.20%
     Federal funds sold                            -          -    0.00%         1,639         20    0.00%
     Federal Home Loan Bank Stock                426          7    6.59%           391          7    7.18%
                                         ------------ ---------- --------  ------------ ---------- --------
         Total Interest-earning assets       129,132    $ 2,598    8.07%       120,979    $ 2,211    7.33%

     Total noninterest-earning assets         10,954                             9,849

                                         ------------                      ------------
     TOTAL ASSETS                          $ 140,086                         $ 130,828
                                         ============                      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities
     Deposits                              $  95,982    $   870    3.64%     $  89,479    $   712    3.19%
     Other borrowed funds                      1,376         26    7.58%           425          4    3.78%
                                         ------------ ---------- --------  ------------ -------------------
         Total Interest-bearing liabilities   97,358    $   896    3.69%        89,904    $   716    3.19%

     Noninterest-bearing liabilities          23,966                            22,805
     Stockholders' equity                     18,762                            18,119

     TOTAL LIABILITIES AND
                                         ------------                      ------------
     STOCKHOLDERS' EQUITY                  $ 140,086                         $ 130,828
                                         ============                      ============

                                                      ---------- --------               -------------------
 Net interest spread                                    $ 1,702    4.38%                  $ 1,495    4.14%

 Margin Analysis
     Interest income/ earning assets                    $ 2,598    8.07%                  $ 2,211    7.33%
     Interest expense/earning assets                        896    2.78%                      716    2.37%
                                                      ---------- --------               -------------------
     Net interest margin                                  1,702    5.29%                    1,495    4.96%

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The following table sets forth information concerning the Company's average balance and average interest rates earned or paid, interest rate spread and net interest margin for the six months ended June 30:


VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

                                                         For the Six Months Ended June 30,
                                                        2000                              1999
                                         --------------------------------  --------------------------------
                                           Average     Revenue/   Yield/     Average     Revenue/  Yield/
 ASSETS                                   balance 1    expense 2  rate      balance 1    expense 2  rate
                                         ------------ ---------- --------  ------------ ---------- --------
 Interest-earning assets
     Loans (including fees)                $  84,581    $ 3,777    8.96%     $  69,737    $ 2,995    8.66%
     Investment securities                    33,755        998    5.93%        34,126        971    5.74%
     Interest bearing deposits with banks      7,802        240    6.17%        13,504        352    5.26%
     Federal funds sold                            -          -    0.00%         2,117         51    4.86%
     Federal Home Loan Bank Stock                423         14    6.64%           375         14    7.53%
                                         ------------ ---------- --------  ------------ ---------- --------
         Total Interest-earning assets       126,561    $ 5,029    7.97%       119,859    $ 4,383    7.37%

     Total noninterest-earning assets         10,567                             9,693

                                         ------------                      ------------
     TOTAL ASSETS                          $ 137,128                         $ 129,552
                                         ============                      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities
     Deposits                              $  93,641    $ 1,638    3.51%     $  89,012    $ 1,438    3.26%
     Other borrowed funds                        898         31    6.92%           236          8    6.84%
                                         ------------ ---------- --------  ------------ -------------------
         Total Interest-bearing liabilities   94,539    $ 1,669    3.54%        89,248    $ 1,446    3.27%

     Noninterest-bearing liabilities          23,947                            22,375
     Stockholders' equity                     18,642                            17,929

     TOTAL LIABILITIES AND
                                         ------------                      ------------
     STOCKHOLDERS' EQUITY                  $ 137,128                         $ 129,552
                                         ============                      ============

                                                      ---------- --------               -------------------
 Net interest spread                                    $ 3,360    4.43%                  $ 2,937    4.11%

 Margin Analysis
     Interest income/ earning assets                    $ 5,029    7.97%                  $ 4,383    7.37%
     Interest expense/earning assets                      1,669    2.64%                    1,446    2.43%
                                                      ---------- --------               -------------------
     Net interest margin                                  3,360    5.32%                    2,937    4.94%

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The following tables sets forth information concerning the Company's change in net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended June 30, 2000 compared to the three months ended June 30, 1999 and for the six month period ended June 30, 2000 compared to the six months ended June 30, 1999.


VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis - For the Three Months ended June 30,
(dollars in thousands)

                                                   2000 Compared to 1999
                                         -----------------------------------------
                                             Volume          Rate           Net

 Interest income
     Loans (including fees)                    $ 383           $ 61         $ 444
     Investment securities                       (34)            28            (6)
     Interest bearing deposits with banks        (64)            33           (31)
     Federal funds sold                          (20)             -           (20)
     Federal Home Loan Bank Stock                  1             (1)            -
                                         ------------  -------------  ------------
         Total Interest-earning assets           266            121           387

 Interest-bearing liabilities
     Total deposits                               89             69           158
     Other borrowed funds                         15              7            22
                                         ------------  -------------  ------------
         Total Interest-bearing liabilities      104             76           180

                                         ------------  -------------  ------------
         Net interest income                   $ 162           $ 45         $ 207
                                         ============  =============  ============


VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis - For the Six Months ended June 30,
(dollars in thousands)

                                                  2000 Compared to 1999
                                         -----------------------------------------
                                              Volume          Rate           Net

 Interest income
     Loans (including fees)                    $ 717           $ 65         $ 782
     Investment securities                        29             (2)           27
     Interest bearing deposits with banks       (119)             7          (112)
     Federal funds sold                          (51)             -           (51)
     Federal Home Loan Bank Stock                  3             (3)            -
                                         ------------  -------------  ------------
         Total Interest-earning assets           579             67           646

 Interest-bearing liabilities
     Total deposits                              206             (6)          200
     Other borrowed funds                         23              -            23
                                         ------------  -------------  ------------
         Total Interest-bearing liabilities      229             (6)          223

                                         ------------  -------------  ------------
         Net interest income                   $ 350           $ 73         $ 423
                                         ============  =============  ============

1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.
2 Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.
3 Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%

PROVISION FOR LOAN LOSSES

Provisions for loan losses reduce net interest income. The Company provided $32,000 for loan losses for the three months ended June 30, 2000 compared to $16,000 during the same three-month period last year. The Company provided $59,000 for loan losses for the six months ended June 30, 2000 compared to $31,000 during the same six-month period last year. The provision was made as a result of increasing loans and is not related to any specific or impaired loans.

As a result of the increase in the provision for loan losses management believes the allowance for loan losses to be adequate to absorb losses in the current portfolio. This statement is based upon management's continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets, and economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate. For further discussion regarding the allowance for loan losses, see the discussion on allowance for loan losses under Risk Elements.


NONINTEREST INCOME AND EXPENSE

Net income is also affected by noninterest income (primarily service charges, and other operating income) and noninterest expenses (primarily salaries and employee benefits, occupancy, equipment, and other operating expenses).

Noninterest income was $147,000 for the three months ended June 30, 2000, a slight increase from $138.000 for the three months ended June 30, 1999. Noninterest income was $289,000 for the six months ended June 30, 2000, a decrease from $292,000 for the six months ended June 30, 1999. The decrease in noninterest income was primarily related to lower service charges on deposit accounts, NSF charges, and lower origination fees on mortgage loans brokered. Origination fees decreased as a result of higher mortgage interest rates in 2000 and a lower volume of loan applications processed. Based on the current interest rate environment, the Company anticipates that mortgage loans brokered will remain at a low level during the remainder of the year 2000 compared to the levels realized in 1999.

Noninterest expense was $1,213,000 for the three months ended June 30, 2000, compared to $1,094,000 for the three months ended June 30, 1999, an 11 percent increase. Noninterest expense was $2,416,000 for the six months ended June 30, 2000, compared to $2,236,000 for the six months ended June 30, 1999, an 8 percent increase. Noninterest expense continues to be impacted by higher salary and employee benefits, occupancy and equipment, and other operating expenses associated with the operation of the holding company and Valley Bank. The percentage of noninterest expense to average assets was 3.47 percent for the three months ended June 30, 2000, compared to 3.35 percent during the same period last year. The percentage of noninterest expense to average assets was
3.53 percent for the six months ended June 30, 2000, compared to 3.48 percent during the same period last year.

The Company's efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 66.7 percent for the three months ended June 30, 2000 compared to 68.6 percent for the three months ended June 30, 1999. The Company's efficiency ratio was 67.3 percent for the six months ended June 30, 2000 compared to 70.9 percent for the six months ended June 30, 1999. The improvement in the ratio was primarily due to a greater increase in net interest income, resulting from the increase in loans, when compared to the increase in noninterest expense.


PROVISION FOR INCOME TAX

The Company's provision for income tax is a significant reduction of operating income. The provision for the three months ended June 30, 2000, was $169,000 compared to $145,000 for the three months ended June 30, 1999. The provision for the six months ended June 30, 2000, was $331,000 compared to $262,000 for the six months ended June 30, 1999. The provision represents an effective taxing rate of approximately 30 percent during 2000 and 1999, respectively. The Company's marginal tax rate is currently 34 percent. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax-exempt securities.

FINANCIAL CONDITION

The Company's total consolidated assets were $143.9 million as of June 30, 2000, compared to $133.8 million as of December 31, 1999. The 7.5 percent increase in assets was primarily in loans, funded by increasing deposits and maturing securities. The growth in deposits was impacted by the new Graham Branch and Valley Bank.

INVESTMENT PORTFOLIO

As of June 30, 2000, the Company had $31.0 million of securities available-for-sale, compared to $33.3 million as of December 31, 1999. The decrease resulted from maturities and principal repayments on amortizing securities. As of June 30, 2000, approximately 97 percent of the Company's securities were classified as available for sale. Management believes that a high percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

LOAN PORTFOLIO

Loans were $88.7 million as of June 30, 2000, compared to $78.6 million as of December 31, 1999. The 13 percent increase was primarily in commercial real estate loans. The percentage of loans to total assets increased to 62 percent at June 30, 2000, compared to 59 percent at December 31, 1999. It is management's intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company's net interest margin.

The following table sets forth the composition of the Company's loan portfolio as of the dates indicated.


 VALLEY COMMUNITY BANCSHARES, INC.
 Loan Portfolio
 (dollars in thousands)

                                            June 30,                    December 31,
                                   ---------------------------   ---------------------------
                                              2000                           1999
                                   ------------  -------------   -------------  ------------
                                      Amount        Percent         Amount         Percent
                                   ------------  -------------   -------------  ------------
 Real Estate
      Construction                     $ 7,743           8.7%         $ 7,384          9.4%
      Mortgage                          17,783          20.0%          15,867         20.2%
      Commercial                        46,827          52.8%          40,254         51.2%
 Commercial                             13,463          15.2%          12,892         16.4%
 Consumer and other                      2,408           2.7%           1,864          2.4%
 Lease financing                           519           0.6%             377          0.5%
                                   ------------  -------------   -------------  ------------
          Total loans                   88,743         100.0%          78,638        100.0%
                                                 =============                  ============
 Deferred loan fees                        (16)                            (4)
                                   ============                  =============
                                   ------------                  -------------
          Net loans                   $ 88,727                       $ 78,634
                                   ============                  =============

RISK ELEMENTS

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated (dollars in thousands).

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

                                              June 30,        December 31,
                                                2000              1999
                                            --------------    --------------
Non-performing assets:
      Nonaccrual loans                            $    14          $      -
      Loans 90 days or more past due                    -
                                                                          -
      Restructured loans                                -                 -
                                            --------------    --------------
                                                       14                 -
      Other real estate owned
                                                        -                 -
                                            --------------    --------------
         Total non-performing assets              $    14        $    - 0 -
                                            ==============    ==============

As of June 30, 2000, the Company had $14,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had no nonperforming assets as of December 31, 1999.

The accrual of interest on nonaccrual and other impaired loans is discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loans collateral.

During the three-month and six-month period ended June 30, 2000 there was one mortgage loan placed on nonaccrual status in the amount of $14,000. The gross income that would have been recorded for the six months ended June 30, 2000 if the nonaccrual loan had been current and in accordance with its original term approximates $1,000. Interest recognized on the loan for the year was insignificant. There were no nonaccrual loans during the three-month and six-months ended June 30, 1999 and therefore, there was no impact to interest income during that period.


SUMMARY OF LOAN LOSS EXPERIENCE

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries), and established through a provision for loan losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, commitments to extend credit and standby letters of credit based on evaluations of collectibility and prior loss experience of loans, commitments to extend credit and standby letters of credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, standby letters of credit and current economic conditions that may affect the borrowers' ability to pay.

The majority of the Company's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Puyallup and Pierce County areas and also in the Auburn and King County area. Real estate prices in this market are stable at this time. However, the ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to change in local market conditions in the future.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination.

The following table sets forth information regarding changes in the Company's allowance for loan losses for the dates indicated (dollars in thousands):

 VALLEY COMMUNITY BANCSHARES, INC.
 Loan Loss Experience

                                                    Analysis of the Allowance for Loan Losses
                                             Three months ended June 30,   Six months ended June 30,
                                             ------------  -------------  -------------  ------------
                                                2000           1999           2000          1999
                                             ------------  -------------  -------------  ------------
 Balance at beginning of period                    $ 986          $ 959          $ 959         $ 883

     Charge-offs                                       -              -              -             -
     Recoveries:                                       -              -              -             -
       Net charge-offs                                 -              -              -             -
     Additions charged to operations                  32             16             59            15
                                             ------------  -------------  -------------  ------------

 Balance at end of period                        $ 1,018          $ 975        $ 1,018         $ 898
                                             ============  =============  =============  ============

 Average Loans Outstanding                      $ 87,122       $ 70,940       $ 84,581      $ 69,737

 Ratio of net charge-off during the
 period to average loans outstanding               0.00%          0.00%          0.00%         0.00%

 Ratio of allowance for loan losses
 to average loans outstanding                      1.17%          1.37%          1.20%         1.29%

There were no charge-offs or recoveries of loans during the three months and six ended June 30, 2000 and 1999, respectively. However, the ratio of the allowance for loan losses to average loans outstanding decreased from 1.29 percent at December 31, 1999 to 1.20% at June 30, 2000. The decrease was the result of loan growth exceeding the growth in the allowance for loan losses. The ratio is anticipated to increase during the balance of the year 2000, as a result of increased provisions to the allowance for loan losses.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The Allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the loan portfolio based on management's assessment of various factors affecting the loan portfolio including, local economic conditions, growth of the loan portfolio and its composition. Non-performing loans and net charge offs during the periods presented have been minimal demonstrating strong credit quality. Increases in the allowance for loan losses made though provisions were primarily a result of loan growth.

Management determines the adequacy of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a specific loss rate assigned to the total loans in each type, but unallocated to any individual loan. Conversely, each adversely classified loan is individually analyzed, to determine an estimated loss amount. A valuation allowance is also assigned to these adversely classified loans, but at a higher loss rate due to the greater risk of loss. For those loans where the estimated loss is greater than the background percentage, the estimated loss amount is considered specifically allocated to the allowance.

Although management has allocated a portion of the allowance to the loan categories using the method described above, the adequacy of the allowance must be considered as a whole. To mitigate the imprecision in most estimates of expected loan losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated portion includes management's judgmental determination of the amounts necessary for qualitative factors such as the consideration of new products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel. Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period.

The Company uses the historical loss experience method in conjunction with the specific identification method for calculation of the adequacy of allowance for loan losses. A six-year average historical loan loss rate is calculated. This experience loss rate is applied to graded loans that are not adversely classified for a subtotal of needed allowance.

Loans adversely classified are analyzed for potential loss on an individual basis. This subtotal is added to the experience subtotal and the total is compared to the allowance for loan losses.

The Company also evaluates current conditions and may adjust the historical loss estimate by qualitative factors that effect loan repayment. These factors may include levels of, and trends in, delinquencies and non-accruals; trends in volume and terms of loans; effects of any changes in lending policies; experience, ability and depth of management and lending staff; national and local economic trends; concentrations of credit; and any legal and regulatory requirements.


DEPOSITS

The Company's primary source of funds is customer deposits. The Company attempts to maintain a high percentage of noninterest-bearing deposits, which are low cost funding source. In addition, the Company offers a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and the Company's need for funds. The Company traditionally has not purchased brokered deposits and does not intend to do so in the future.

         Deposits increased to $122.6 million as of June 30, 2000, compared to $113.8 million as of December 31, 1999. Time certificates in excess of $100,000 increased to $19.4 million as of June 30, 2000, compared to $14.6 million as of December 31, 1999.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated.

 VALLEY COMMUNITY BANCSHARES, INC.
 Deposits
 (dollars in thousands)

                                                         Period ended,
                                       -------------------------  -------------------------
                                            June 30, 2000              December 31, 1999
                                       -------------------------  -------------------------
                                        Amount        Percent      Amount         Rate
                                       -------------------------  -------------------------

 Noninterest bearing demand deposits      $ 24,009       19.58%      $ 21,349       18.76%
 Interest bearing demand deposits           16,442       13.41%        15,926       13.99%
 Money market deposits                      28,043       22.87%        28,603       25.13%
 Savings deposits                           11,253        9.18%        12,002       10.55%
 Time certificates < $100,000               23,509       19.17%        21,374       18.78%
 Time certificates > $100,000               19,368       15.79%        14,555       12.79%
                                       -------------------------  -------------------------
                                          $122,624      100.00%      $113,809      100.00%
                                       =========================  =========================

LIQUIDITY AND CAPITAL RESOURCES

Management actively analyzes and manages the Company's liquidity position. The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. Management believes that the Company's cash flow will be sufficient to support its existing operations for the foreseeable future.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company's Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2000 contributed $1.1 million to liquidity compared to $.8 million for the six months ended June 30, 1999. The majority of the Company's funding comes from customer deposits within its operating region. Customer deposits provided $8.8 million for the six months ended June 30, 2000 compared to $2.4 million for the six months ended June 30, 1999. For the first six months ended June 30, 2000, noninterest bearing demand deposits and certificates of deposit over $100,000 provided the majority of the deposit growth. The majority of the $19.4 million of certificates of deposit over $100,000 is from local bank customers and are not solicited from brokers or municipalities. The Company considers these deposits a stable source of funds.

Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company's security portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturities of securities provided $3.7 million for the six months ended June 30, 2000 compared to $7.3 million for the six months ended June 30, 1999.

At June 30, 2000, the bank held cash and due from banks and Interest bearing deposits with banks of approximately $16.3 million. In addition, at such date $31.0 million of the Company's investments were classified as available for sale.

The Banks have capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle ("FHLB") through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Banks must maintain unencumbered collateral with a value at least equal to the outstanding balance. At June 30, 2000, the bank had $1 million in advances outstanding to the FHLB scheduled to mature during the third quarter of the Year 2000. The Banks also have committed line of credit agreements totaling approximately $6.75 million from unaffiliated banks.

The Company's total stockholders' equity increased to $19.0 million at June 30, 2000, from $18.7 million at December 31, 1999. The increase was the result of net income earned during the six months ended June 30, 2000 partially offset by an increase in unrealized losses recorded on securities available for sale, net of income tax and a $.50 dividend paid to stockholders of record on December 31, 1999. At June 30, 2000, stockholders' equity was 13.2 percent of total assets, compared to 14.0 percent at December 31, 1999.

The market value of available for sale securities was less than book value at both June 30, 2000 and December 31, 1999, primarily as a result of increasing interest rates, which resulted in an unrealized loss in the investment portfolio. Management currently does not anticipate selling the Company's securities but if required for liquidity or any other purpose, management does not believe the resulting sale would materially affect the overall condition of the Company.


CAPITAL ADEQUACY REQUIREMENTS.

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.

The current guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, 20% of unrealized gain of equity securities, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. Neither of the Banks have received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, banks' assets are given risk-weights of 0%, 20%, 50% or 100%. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating). The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3% level is expected to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Bank's are qualified as "well-capitalized" at June 30, 2000. Management believes that under the current regulations the Bank's will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Bank's such as a downturn in the economy where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the banks to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Bank's as of June 30, 2000, are presented in the following table (dollars in thousands):


 VALLEY COMMUNITY BANCSHARES, INC.


                                                                                                   For Capital
                                              Actual                                            Adequacy Purposes
                               ----------------------------------------   -------------------------------------------------------
AS OF JUNE 30, 2000              Amount               Ratio                           Amount                       Ratio
                               ----------- ----------------------------   ----------------------------   --------------------------
Total Capital
    (to Risk-Weighted Assets)
      Consolidated               $ 20,261   20.3% MORE THAN OR EQUAL TO  $ 8,188 MORE THAN OR EQUAL TO   8.0%  MORE THAN OR EQUAL TO
      Puyallup Valley Bank       $ 13,986   15.5% MORE THAN OR EQUAL TO  $ 7,419 MORE THAN OR EQUAL TO   8.0%  MORE THAN OR EQUAL TO
      Valley Bank                $  3,952   60.6% MORE THAN OR EQUAL TO  $   613 MORE THAN OR EQUAL TO   8.0%  MORE THAN OR EQUAL TO

Tier I Capital
    (to Risk-Weighted Assets)
      Consolidated               $ 19,243   19.3% MORE THAN OR EQUAL TO  $ 4,094 MORE THAN OR EQUAL TO   4.0%  MORE THAN OR EQUAL TO
      Puyallup Valley Bank       $ 13,062   14.5% MORE THAN OR EQUAL TO  $ 3,709 MORE THAN OR EQUAL TO   4.0%  MORE THAN OR EQUAL TO
      Valley Bank                $  3,858   59.4% MORE THAN OR EQUAL TO  $   307 MORE THAN OR EQUAL TO   4.0%  MORE THAN OR EQUAL TO

Tier I Capital
    (to Average Assets)
      Consolidated               $ 19,243   14.0% MORE THAN OR EQUAL TO  $ 5,603 MORE THAN OR EQUAL TO   4.0%  MORE THAN OR EQUAL TO
      Puyallup Valley Bank       $ 13,062   10.4% MORE THAN OR EQUAL TO  $ 5,188 MORE THAN OR EQUAL TO   4.0%  MORE THAN OR EQUAL TO
      Valley Bank                $  3,858   49.1% MORE THAN OR EQUAL TO  $   363 MORE THAN OR EQUAL TO   4.0%  MORE THAN OR EQUAL TO

                                                      To Be Well
Capital                                           Capitalized Under
                                                 Prompt Corrective
                                                  Action Provisions
                                   ------------------------------------------
AS OF JUNE 30, 2000                             Amount                 Ratio
                                   --------------------------------   -------
Total Capital
    (to Risk-Weighted Assets)
      Consolidated                  $ 10,235  MORE THAN OR EQUAL TO     10.0%
      Puyallup Valley Bank          $  9,273  MORE THAN OR EQUAL TO     10.0%
      Valley Bank                   $    766  MORE THAN OR EQUAL TO     10.0%

Tier I Capital
    (to Risk-Weighted Assets)
      Consolidated                  $  6,141  MORE THAN OR EQUAL TO      6.0%
      Puyallup Valley Bank          $  5,564  MORE THAN OR EQUAL TO      6.0%
      Valley Bank                   $    460  MORE THAN OR EQUAL TO      6.0%

Tier I Capital
    (to Average Assets)
      Consolidated                  $  7,004  MORE THAN OR EQUAL TO      5.0%
      Puyallup Valley Bank          $  6,485  MORE THAN OR EQUAL TO      5.0%
      Valley Bank                   $    454  MORE THAN OR EQUAL TO      5.0%



YEAR 2000

Problems associated with computer system hardware and software and the use of two digits to define the year, referred to as Year 2000 issue, could affect the Company's business. To date the Company is not aware of any significant Year 2000 issue relating to internally developed programs and systems, or systems provided by others. Although January 1, 2000 is past, it is possible that problems have gone undetected, or that other dates in the year 2000 may further affect computer software and systems.

These problems could disrupt business and require the Company to incur significant, unanticipated expenses to remedy them. They could also result in claims and litigation against the Company, which could subject the Company to significant costs and could require substantial attention from management. Similarly, the Company's business could be severely affected if vendors of critical software and systems, third-party service providers, and customers encounter Year 2000 issues. Based on the Company's Year 2000 efforts, management does not believe the Year 2000 will result in significant operational problems.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's results of operation are dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant risk that could have a material effect on the Company's financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risk.

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include repayment speeds on certain assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2000, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1999. For additional information, refer to the Company's initial report on Form 10 for the year ended December 31, 1999.

PART II  - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material adverse effect upon the business, results of operations or financial condition of the Company.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

Item 3.  DEFAULTS  UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Valley Community Bancshares, Inc. ("Meeting") was held on April 27, 2000. The results of the vote on the matters presented at the Meeting are as follows:

The following individuals were elected as directors:

                      Term to Expire      Vote For      Vote Withheld
   Thomas R. Absher            2003       816,538                None
   David H. Brown              2003       816,538                None

The terms of Directors William E. Fitchett, A. Eugene Hammermaster, David K. Hamry, Steven M. Harris, Warren D Hunt, and Roger L. Knutson continued after the meeting.


Item 5.  OTHER INFORMATION

       (a) On January 26, 2000, the Board of Directors of the Company declared a cash dividend of $.50 per share. The dividend was paid during February 2000 to those shareholders of record on December 31, 1999. The amount of the dividend was $562,780.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits


         Exhibit 27 - Financial Data Schedule


       (b )Reports on Form 8-K

         No report on Form 8-K was filed by Valley Community Bancshares, Inc. during the three months ending June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        VALLEY COMMUNITY BANCSHARES, INC.
                                 (Registrant)


               Date    August 3, 2000                 /s/ David H. Brown
               ----------------------                -----------------------
                                                              David H. Brown
                                                               President and
                                                     Chief Executive Officer


                Date    August 3, 2000               /s/ Joseph E. Riordan
                ----------------------               -----------------------
                                                           Joseph E. Riordan
                                                   Senior Vice President and
                                                     Chief Financial Officer