Form 10-Q
period 2000-09-30
VALLEY COMMUNITY BANCSHARES INC
filed 2000-11-14
CIK 1107419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------


                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended September 30, 2000

OR

( ) Transition report pursuant to Section 13 or 15(d) ) of the Securities Exchange Act of 1934 For Transition Period from ________________ to
     ---------------

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

Yes [X] No [ ]

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at November 1, 2000 was 1,133,588.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I    FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
Item 1.  Financial Statements

         Independent Accountant's Report                                                                     1

         Condensed Consolidated Balance Sheet - September 30, 2000 and December 31, 1999                     2

         Condensed Consolidated Statement of Income - Three Months and Nine Months
         Ended September 30, 2000 and 1999                                                                   3

         Condensed Consolidated Statement of Cash Flows - Nine Months Ended
         September 30, 2000 and 1999                                                                         4

         Notes to Condensed Consolidated Financial Statements                                                5


Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operation                                                                            8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                         20


PART II  OTHER INFORMATION                                                                                  21

         Signatures                                                                                         22


Item 1. FINANCIAL STATEMENTS



                         INDEPENDENT ACCOUNTANT'S REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
VALLEY COMMUNITY BANCSHARES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Valley Community Bancshares, Inc. and subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2000 and cash flows for the nine-month period ended September 30,2000. These financial statements are the responsibility of the Company's management.

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

Everett Washington
October 25, 2000

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

                                                                    September 30,    December 31,
                                                                    -----------------------------
                                                                        2000              1999
                                                                    -----------       -----------
ASSETS
     Cash and due from banks                                         $    4,914        $    5,127
     Interest-bearing deposits with banks                                18,154             9,692
     Securities available-for-sale                                       32,111            33,262
     Securities held-to-maturity                                          1,035             1,241
     Federal Home Loan Bank stock                                           441               420
                                                                    -----------       -----------
                                                                         56,655            49,742

     Loans                                                               90,616            78,634
     Less allowance for loan losses                                       1,040               959
                                                                    -----------       -----------
            Loans, net                                                   89,576            77,675

     Accrued interest receivable                                            871               851
     Premises and equipment, net                                          5,656             4,717
     Real estate held for investment                                        224               224
     Other assets                                                           587               628
                                                                    -----------       -----------
            Total assets                                             $  153,569        $  133,837
                                                                    ===========       ===========

LIABILITIES
     Deposits
         Noninterest-bearing                                         $   24,316        $   21,349
         Interest-bearing                                               108,182            92,460
                                                                    -----------       -----------
            Total deposits                                              132,498           113,809

     Other borrowed funds                                                   509               539
     Accrued interest payable                                               580               347
     Other liabilities                                                      446               418
                                                                    -----------       -----------
            Total liabilities                                           134,033           115,113
                                                                    -----------       -----------

STOCKHOLDERS' EQUITY
     Common stock, par value $1 per share; 5,000,000 shares
         authorized;  1,133,588 and 1,125,561 shares issued
         and outstanding in 2000 and 1999, respectively                   1,134             1,126
     Additional paid-in capital                                          16,322            16,286
     Retained earnings                                                    2,222             1,569
     Accumulated other comprehensive income (loss), net of tax             (142)             (257)
                                                                    -----------       -----------
            Total stockholders' equity                                   19,536            18,724
                                                                    -----------       -----------
            Total liabilities and stockholders' equity               $  153,569        $  133,837
                                                                    ===========       ===========


The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                   September 30,
                                                             ----------------------------    -----------------------------
                                                                 2000            1999            2000             1999
                                                             ------------    ------------    -------------    ------------
INTEREST INCOME
      Interest and fees on loans                              $    2,039      $    1,580       $    5,816      $    4,575
      Interest on federal funds sold and deposits in banks           226             195              480             597
      Interest on securities                                         475             508            1,412           1,418
                                                             ------------    ------------    -------------    ------------
              Total interest income                                2,740           2,283            7,708           6,590
                                                             ------------    ------------    -------------    ------------

INTEREST EXPENSE
      Interest on deposits                                         1,006             747            2,644           2,185
      Interest on federal funds and other short-term
         borrowings                                                    8               6               39              14
                                                             ------------    ------------    -------------    ------------
              Total interest expense                               1,014             753            2,683           2,199
                                                             ------------    ------------    -------------    ------------

              Net interest income                                  1,726           1,530            5,025           4,391

PROVISION FOR LOAN LOSSES                                             43              21              102              52
                                                             ------------    ------------    -------------    ------------
              Net interest income after provision
                  for loan losses                                  1,683           1,509            4,923           4,339
                                                             ------------    ------------    -------------    ------------

NONINTEREST INCOME
      Service charges                                                 87              85              241             247
      Gain on sale of investment securities, net                       -               -                -               1
      Origination fees on mortgage loans brokered                     20              12               25              45
      Other operating income                                          84              54              214             150
                                                             ------------    ------------    -------------    ------------
              Total noninterest income                               191             151              480             443
                                                             ------------    ------------    -------------    ------------

NONINTEREST EXPENSE
      Salaries                                                       500             463            1,476           1,368
      Employee benefits                                              126              99              377             318
      Occupancy                                                      120             116              349             340
      Equipment                                                      128             121              357             343
      Other operating expenses                                       364             347            1,095           1,013
                                                             ------------    ------------    -------------    ------------
              Total noninterest expense                            1,238           1,146            3,654           3,382
                                                             ------------    ------------    -------------    ------------

INCOME BEFORE INCOME TAX                                             636             514            1,749           1,400

PROVISION FOR INCOME TAX                                             202             136              533             398
                                                             ------------    ------------    -------------    ------------
NET INCOME                                                    $      434      $      378       $    1,216      $    1,002
                                                             ============    ============    =============    ============

EARNINGS PER SHARE
      Basic                                                   $     0.38      $     0.34       $     1.08      $     0.90
      Diluted                                                 $     0.38      $     0.33       $     1.05      $     0.87
      Weighted average shares outstanding                      1,133,588       1,123,586        1,130,777       1,118,504
      Weighted average diluted shares outstanding              1,153,049       1,156,741        1,154,281       1,151,941


The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
 (dollars in thousands, except for per share amounts)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                         -----------------------------
                                                                             2000              1999
                                                                         -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                          $   1,216          $  1,002
      Adjustments to reconcile net income to net cash
              from operating activities
          Provisions for loan losses                                            102                52
          Depreciation                                                          317               305
          Deferred income tax                                                    (9)                -
          Net amortization on securities                                         25                58
          FHLB stock dividends                                                  (21)              (22)
          Gain on sale of securities available-for-sale                           -                (1)
          Decrease in accrued interest receivable                               (20)               (6)
          Increase (decrease) in other assets                                    (8)               71
          Increase in accrued interest payable                                  234                32
          Increase (decrease) in other liabilities                               28               (61)
                                                                         -----------        ----------
              Net cash from operating activities                              1,864             1,430
                                                                         -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease in federal funds sold                                          -             2,530
      Net increase in interest-bearing deposits with banks                   (8,462)           (4,030)
      Purchase of securities available-for-sale                              (4,273)          (16,536)
      Proceeds from sales of securities available-for-sale                        -             1,001
      Proceeds from maturities of securities available-for-sale               5,571             9,516
      Proceeds from maturities of securities held-to-maturity                   206               662
      Purchase stock in FHLB                                                      -               (35)
      Net increase in loans                                                 (12,003)           (7,407)
      Additions to premises and equipment                                    (1,256)           (1,033)
                                                                         -----------        ----------
              Net cash from investing activities                            (20,217)          (15,332)
                                                                         -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                               18,689             8,598
      Net increase (decrease) in other borrowed funds                           (30)              271
      Cash dividends paid                                                      (563)             (134)
      Common stock issued                                                         -             3,591
      Stock options exercised                                                    44                28
                                                                         -----------        ----------
              Net cash from financing activities                             18,140            12,354
                                                                         -----------        ----------

NET DECREASE IN CASH AND DUE                                                   (213)           (1,548)
      FROM BANKS

CASH AND DUE FROM BANKS, beginning of year                                    5,127             5,630
                                                                         -----------        ----------
CASH AND DUE FROM BANKS, at end of period                                 $   4,914          $  4,082
                                                                         ===========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for
          Interest                                                        $   2,450          $  2,167
          Income taxes                                                          562               406

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
      Unrealized gains (losses) on securities available-for-sale          $     173          $   (456)
      Deferred tax on unrealized (gains) losses on securities
          available-for-sale                                                    (58)              155
      Common stock issued for land                                                -               125



The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Valley Community Bancshares, Inc. (the "Company") has prepared the condensed consolidated financial statements of the Company for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999 without audit by the Company's independent auditors. However, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 1999 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three-months and nine-months ended September 30, 2000, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2000. The report of Moss Adams LLP commenting upon their review accompanies the consolidated financial statements included in Item 1 of Part 1.


Certain information and note disclosures normally included in the Company's annual financial statement prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Form 10 filed with the Securities and Exchange Commission. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


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


The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2000 and 1999 (dollars in thousands, except per share amounts).


VALLEY COMMUNITY BANCSHARES, INC.                    Three Months Ended                Nine Months Ended
Earnings Per Share                                      September 30,                    September 30,
                                                ------------------------------    -----------------------------
                                                    2000             1999            2000             1999
                                                --------------    ------------    ------------    -------------
NUMERATOR:

Net income                                         $      434      $      378      $    1,216       $    1,002

DENOMINATOR:

Denominator for basic earnings per share:
     Weighted average shares                        1,133,588       1,123,586       1,130,777        1,118,504
     Effect of diluted securities - stock options      19,461          33,155          23,504           33,437

Denominator for diluted earnings per share:
     Weighted average shares and assumed
         conversion of diluted stock options        1,153,049       1,156,741       1,154,281        1,151,941

Basic earnings per share                           $     0.38      $     0.34      $     1.08       $     0.90

Diluted earnings per share                         $     0.38      $     0.33      $     1.05       $     0.87


Note 3.  Investment Securities

Investment securities have been classified according to management's intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):


September 30, 2000
Securities Available-For-Sale                                          Gross              Gross
                                                  Amortized        Unrealized         Unrealized              Fair
                                                       Cost             Gains             Losses             Value
                                               -------------      ------------      -------------     -------------
 U.S. Treasury and U.S. Government
     corporations and agencies                     $ 17,687           $    39           $    122          $ 17,604
 State and political subdivisions                     4,426                 7                 24             4,409
 Mortgage-backed securities                           8,707                14                106             8,615
 Other                                                1,508                 -                 25             1,483
                                               -------------      ------------      -------------     -------------
                                                     32,328                60                277            32,111
                                               -------------      ------------      -------------     -------------
 Securities Held-to-Maturity

 U.S. Treasury and U.S. Government
     corporations and agencies                          250                15                  -               265
 State and political subdivisions                       785                 -                  -               785
                                               -------------      ------------      -------------     -------------
                                                      1,035                15                  -             1,050
                                               -------------      ------------      -------------     -------------
                                                   $ 33,363           $    75           $    277          $ 33,161
                                               =============      ============      =============     =============

 December 31, 1999
 Securities Available-For-Sale                                          Gross              Gross
                                                  Amortized        Unrealized         Unrealized              Fair
                                                       Cost             Gains             Losses             Value
                                               -------------      ------------      -------------     -------------
 U.S. Treasury and U.S. Government
     corporations and agencies                     $ 18,630           $    23           $    224          $ 18,429
 State and political subdivisions                     4,233                 7                 39             4,201
 Mortgage-backed securities                           9,269                14                132             9,151
 Other                                                1,520                 -                 39             1,481
                                               -------------      ------------      -------------     -------------
                                                     33,652                44                434            33,262
                                               -------------      ------------      -------------     -------------
 Securities Held-to-Maturity

 U.S. Treasury and U.S. Government
     corporations and agencies                          321                 2                  -               323
 State and political subdivisions                       920                 4                  -               924
                                               -------------      ------------      -------------     -------------
                                                      1,241                 6                                1,247
                                               -------------      ------------      -------------     -------------
                                                   $ 34,893           $    50           $    434          $ 34,509
                                               =============      ============      =============     =============

Note 4 - Loans

The major classifications of loans at September 30, 2000 and December 31, 1999 are summarized as follows (dollars in thousands):

                                                   September 30,   December 31,
                                                   -----------     -----------
                                                      2000             1999
                                                   -----------     -----------
                                                     Amount           Amount
                                                   -----------     -----------
 Real Estate
      Construction                                   $  6,303        $  7,384
      Mortgage                                         17,487          15,867
      Commercial                                       49,755          40,254
 Commercial                                            13,961          12,892
 Consumer and other                                     2,621           1,864
 Lease financing                                          493             377
                                                   -----------     -----------
          Total loans                                  90,620          78,638
 Deferred loan fees                                        (4)             (4)
                                                   -----------     -----------
          Net loans                                  $ 90,616        $ 78,634
                                                   ===========     ===========

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

The allowance for loan losses at September 30, 2000 totaled $1,040,000 representing a net increase of $81,000 or 8% compared to $959,000 at December 31, 1999. The increase is primarily due to an increase in loans by 15% since December 31, 1999. Management believes that the allowance for loan losses at September 30, 2000 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

                                        Three months ended September 30,    Nine months ended September 30,
                                          ------------  -------------        ------------   ------------
                                             2000           1999                2000           1999
                                          ------------  -------------        ------------   ------------
 Balance at beginning of period               $ 1,018       $    914             $   959        $   883

     Charge-offs                                   21              7                  21              7
     Recoveries:                                    -              -                   -              -
       Net charge-offs                             21              7                  21              7
     Additions charged to operations               43             21                 102             52
                                          ------------  -------------        ------------   ------------
 Balance at end of period                     $ 1,040       $    928             $ 1,040        $   928
                                          ============  =============        ============   ============

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



OVERVIEW

Valley Community Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized and incorporated under the laws of the State of Washington as a holding company for its principal banking subsidiary, Puyallup Valley Bank, a state chartered, FDIC insured commercial bank, through a reorganization completed on July 1, 1998. The Company conducts its business primarily through Puyallup Valley Bank, but in January 1999 the Company completed the acquisition of Valley Bank, a newly organized state chartered FDIC insured commercial bank subsidiary located in Auburn, Washington. Puyallup Valley Bank and Valley Bank are referred to as the "Banks" in this Form 10-Q.

The Company's main office is located in Puyallup, Washington, which also serves as the main office of Puyallup Valley Bank. Valley Bank is located in Auburn, Washington. The Banks provide a full range of commercial banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in Puyallup and Auburn, Washington, and their environs.

The principal sources of the Company's revenue are (i) interest and fees on loans; (ii) deposit service charges; (iii) merchant credit card processing fees;
(iv) interest bearing deposits with banks; and (v) interest on investments (principally government securities). The Banks' lending activity consists of short-to-medium-term commercial and consumer loans, including operating loans and lines of credit, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans or lines of credit, home improvement loans and rehabilitation loans. The Banks also offer cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts for various accounts.


PUYALLUP VALLEY BANK


Puyallup Valley Bank is a Washington state-chartered commercial bank which commenced operations in October, 1973. The Bank provides full-service banking to businesses and residents within the Puyallup community and its surrounding area. Puyallup Valley Bank places particular emphasis on serving the small to medium sized business segment of the market by making available a line of banking products tailored to their needs, with those services delivered by experienced professionals concerned with building long-term relationships. Puyallup Valley Bank conducts business out of six full-service offices and one drive-up facility.

VALLEY BANK

Valley Bank is a Washington state-chartered commercial bank which commenced operations in January, 1999. The Bank provides full-service banking to businesses and residents within the Auburn community and its surrounding area. Valley Bank offers commercial banking services to small and medium size businesses, professionals and retail customers in the Bank's market area.

Both Puyallup Valley Bank and Valley Bank are solely owned subsidiaries of the Company.

RESULTS OF OPERATION

The Company earned net income of $434,000 or $0.38 per diluted share for the three months ended September 30, 2000, compared to net income of $378,000, or $0.33 per diluted share, for the three months ended September 30, 1999, an increase of 14.8 percent. The Company's return on average assets was 1.16 percent for the three months ended September 30, 2000, compared to 1.11 percent for the three months ended September 30, 1999.

Net income was $1,216,000, or $1.05 per diluted share for the nine months ended September 30, 2000, compared to net income of $1,002,000, or $0.87 per diluted share, for the nine months ended September 30, 1999, an increase of 21.4 percent. The Company's return on average assets was 1.15 percent for the nine months ended September 30, 2000, compared to 1.02 percent for the nine months ended September 30, 1999.

The increase in net income for both the three and nine month periods ended September 30, 2000 was primarily the result of an increase in net interest income that reflects an improvement in the Company's net interest margin and from a growth in earning assets, primarily loans. Earnings were negatively impacted by higher operating costs associated with the holding company and Valley Bank.

The Company's net income is derived principally from the operating results of its banking subsidiaries, namely Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank is a well-established commercial bank and generates the Company's operating income. Puyallup Valley Bank earned net income of $470,000 and $1,312,000 for the three and nine months ended September 30, 2000, respectively, compared to $405,000 and $1,113,000 for the three and nine months ended September 30, 1999, respectively. Valley Bank, incurred losses of $33,000 and $75,000 for the three and nine months ended September 30, 2000, respectively, compared to losses of $19,000 and $104,000 for the three and nine months ended September 30, 1999, respectively. Valley Bank is anticipated to continue to incur operating losses during its early years of operation and it is anticipated that the losses will continue to not have a significant impact on the company. However, there can be no assurance that Valley Bank will not incur more significant losses, which could have an adverse impact on the Company's earnings, dividend payments or future growth.

The following table shows the various performance ratios for the Company for the three and nine months ended September 30, 2000 and 1999, respectively.


 VALLEY COMMUNITY BANCSHARES, INC.
 Selected Financial Data
 (dollars in thousands, except per share amounts)            THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                                               2000           1999              2000               1999
                                                            ----------     ----------        ----------         ----------
FINANCIAL PERFORMANCE
    Net Income                                               $    434       $    378          $  1,216           $  1,002
    Average Assets                                            148,080        134,950           140,791            131,349
    Average Stockholders' Equity                               19,323         18,280            18,821             18,039

    Return on Assets (net income divided by average assets)     1.16%          1.11%             1.15%              1.02%
    Return on Equity  (net income divided by average equity)    8.91%          8.20%             8.61%              7.43%
    Net Interest Margin (net interest income (tax adjusted)
        divided by earning assets)                              5.10%          4.97%             5.25%              4.95%
    Efficiency Ratio (noninterest expense divided by
        noninterest income plus net interest income)           64.58%         68.17%            66.38%             69.96%


NET INTEREST INCOME

The component contributing most significantly to the Company's net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income, with tax-exempt income adjusted to a tax-equivalent basis, divided by average earning assets is referred to net interest margin. For the three months ended September 30, 2000, the Company's net interest margin was 5.10 percent compared to 4.97 percent for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company's net interest margin was 5.25 percent compared to 4.95 percent for the nine months ended September 30, 1999.

Net interest income for the three months ended September 30, 2000 totaled $1,726,000 compared to $1,530,000 for the three months ended September 30, 1999, a 12.8 percent increase. Net interest income for the nine months ended September 30, 2000 totaled $5,025,000 compared to $4,391,000 for the nine months ended September 30, 1999, a 14.4 percent increase. The increase in net interest resulted from an increase in the volume of interest earning assets, primarily loans, and an increase in the Company's net interest margin.

Interest income was $2,740,000 for the three months ended September 30, 2000 compared to $2,283,000 for the three months ended September 30, 1999. Interest income was $7,708,000 for the nine months ended September 30, 2000 compared to $6,590,000 for the nine months ended September 30, 1999. The increase was due to an increase in the yield earned and growth in interest earning assets. The yield on interest-earning assets increased to 8.05 percent for the three months ended September 30, 2000 compared to 7.36 percent during the same period a year ago. The yield on interest-earning assets increased to 8.00 percent for the nine months ended September 30, 2000 compared to 7.37 percent during the same period a year ago. The yield increase was primarily as a result of a greater percentage of the Company's earning assets concentrated in loans and from an overall increase in interest rates and the resulting impact on adjustable rate loans and securities.

Interest expense was $1,014,000 for the three months ended September 30, 2000 compared to $753,000 for the three months ended September 30, 1999. Interest expense was $2,683,000 for the nine months ended September 30, 2000 compared to $2,199,000 for the nine months ended September 30, 1999. The increase was due to an increase in the cost of funds and growth in interest bearing liabilities. The cost of funds increased to 3.86 percent for the three months ended September 30, 2000 compared to 3.21 percent during the same period a year ago. The cost of funds increased to 3.65 percent for the nine months ended September 30, 2000 compared to 3.25 percent during the same period a year ago. The cost of fund increase was primarily related to a higher concentration in certificate of deposits greater than $100,000 and an overall increase in market interest rates. In addition, as a result of higher market interest rates, the Company experienced a trend of deposit customers transferring funds from non-interest bearing or low-interest bearing deposit to higher interest paying certificates of deposit. In the event this trend continues, the Company may continue to experience an increase in the cost of funds and potentially a lower net interest margin, and lower profitability.

During the three and nine months ended September 30, 2000, market interest rates increased and may increase further during the balance of the year. In periods of rising interest rates, the Company's net interest income and margin may decrease because the Company has a greater amount of interest-bearing liabilities subject to more rapid repricing than interest earning assets. The Company strategy to offset rising rates is to increase commercial and commercial real estate lending as a percentage of interest earning assets while continuing its emphasis on non-interest bearing deposits and other deposits with administered interest rates such as NOW, savings and money market accounts to fund such assets.

The following table sets forth information concerning the Company's average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended September 30:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

                                                        For the Three Months Ended September 30,
                                                          2000                              1999
                                           --------------------------------  --------------------------------
                                             Average    Revenue/   Yield/      Average    Revenue/   Yield/
                                            balance 1   expense 2   rate      balance 1   expense 2   rate
                                            ---------   ---------   ----      ---------   ---------   ----
ASSETS
Interest-earning assets
    Loans (including fees)                   $ 89,601    $ 2,039    9.03%      $ 72,659    $ 1,580    8.63%
    Investment securities                      32,381        484    5.93%        37,376        540    5.73%
    Interest bearing deposits with banks       14,171        240    6.72%        14,018        185    5.24%
    Federal funds sold                              -          -    0.00%           683          9    5.23%
    Federal Home Loan Bank Stock                  433          7    6.41%           405          7    6.86%
                                           --------------------------------  --------------------------------
       Total Interest-earning assets          136,586    $ 2,770    8.05%       125,141    $ 2,321    7.36%

 Total noninterest-earning assets              11,494                             9,809

                                           ------------                      ------------
 TOTAL ASSETS                              $  148,080                         $ 134,950
                                           ============                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits                               $  103,458    $ 1,006    3.86%      $ 92,649      $ 747    3.20%
    Other borrowed funds                          768          8    4.13%           411          6    5.79%
                                           --------------------------------  --------------------------------
       Total Interest-bearing
         liabilities                          104,226    $ 1,014    3.86%        93,060      $ 753    3.21%

 Noninterest-bearing liabilities               24,531                            23,610
 Stockholders' equity                          19,323                            18,280

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      $  148,080                         $ 134,950
                                           ============                      ============

                                                         ------------------                ------------------
Net interest spread                                      $ 1,756    4.19%                  $ 1,568    4.15%

Margin Analysis
    Interest income/earning assets                       $ 2,770    8.05%                  $ 2,321    7.36%
    Interest expense/earning assets                        1,014    2.95%                      753    2.39%
                                                         ------------------                ------------------
 Net interest margin                                     $ 1,756    5.10%                  $ 1,568    4.97%

     1 Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.
     2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The following table sets forth information concerning the Company's average balance and average interest rates earned or paid, interest rate spread and net interest margin for the nine months ended September 30:

 VALLEY COMMUNITY BANCSHARES, INC.
 AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
 (dollars in thousands)

                                                      For the Nine Months Ended September 30,
                                                        2000                              1999
                                         --------------------------------  --------------------------------
                                           Average     Revenue/   Yield/     Average     Revenue/  Yield/
 ASSETS                                   balance 1    expense 2  rate      balance 1    expense 2  rate
 ------                                   ---------    ---------  ----      ---------    ---------  ----

 Interest-earning assets
     Loans (including fees)                 $ 86,254    $ 5,816    8.98%      $ 70,711    $ 4,575    8.65%
     Investment securities                    33,297      1,482    5.93%        35,209      1,511    5.74%
     Interest bearing deposits with banks      9,937        480    6.43%        13,676        537    5.25%
     Federal funds sold                            -          -    0.00%         1,639         60    4.89%
     Federal Home Loan Bank Stock                427         21    6.55%           385         21    7.29%
                                         ------------ ---------- --------  ------------ -------------------
         Total Interest-earning assets       129,915    $ 7,799    8.00%       121,620    $ 6,704    7.37%

     Total noninterest-earning assets         10,876                             9,729

                                         ------------                      ------------
     TOTAL ASSETS                          $ 140,791                         $ 131,349
                                         ============                      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities
     Deposits                               $ 96,989    $ 2,644    3.63%      $ 90,258    $ 2,185    3.24%
     Other borrowed funds                        853         39    6.09%           295         14    6.35%
                                         ------------ ---------- --------  ------------ -------------------
         Total Interest-bearing
           liabilities                        97,842    $ 2,683    3.65%        90,553    $ 2,199    3.25%

     Noninterest-bearing liabilities          24,128                            22,757
     Stockholders' equity                     18,821                            18,039

                                         ------------                      ------------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      $ 140,791                         $ 131,349
                                         ============                      ============

                                                      ---------- --------               -------------------
 Net interest spread                                    $ 5,116    4.34%                  $ 4,505    4.12%

 Margin Analysis
     Interest income/ earning assets                    $ 7,799    8.00%                  $ 6,704    7.37%
     Interest expense/earning assets                      2,683    2.75%                    2,199    2.42%
                                                      ---------- --------               -------------------
     Net interest margin                                $ 5,116    5.25%                  $ 4,505    4.95%

     1 Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.
     2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The following tables sets forth information concerning the Company's change in net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended September 30, 2000 compared to the three months ended September 30, 1999 and for the nine month period ended September 30, 2000 compared to the nine months ended September 30, 1999.

 VALLEY COMMUNITY BANCSHARES, INC.
 Volume/Rate Analysis - For the Three Months ended September 30,
 (dollars in thousands)

                                                   2000 Compared to 1999
                                         -----------------------------------------
                                               Volume          Rate           Net
                                               ------          ----           ---
 Interest income
     Loans (including fees)                    $ 376           $ 83         $ 459
     Investment securities                       (75)            19           (56)
     Interest bearing deposits with banks          2             53            55
     Federal funds sold                           (5)            (5)          (10)
     Federal Home Loan Bank Stock                  -              -             -
                                         ------------  -------------  ------------
         Total Interest-earning assets           298            150           448

 Interest-bearing liabilities
     Total deposits                              127            132           259
     Other borrowed funds                          4             (2)            2
                                         ------------  -------------  ------------
         Total Interest-bearing
           liabilities                           131            130           261

                                         ------------  -------------  ------------
         Net interest income                   $ 167           $ 20         $ 187
                                         ============  =============  ============

 VALLEY COMMUNITY BANCSHARES, INC.
 Volume/Rate Analysis - For the Nine Months ended September 30,
 (dollars in thousands)

                                                   2000 Compared to 1999
                                         -----------------------------------------
                                               Volume          Rate           Net
                                               ------          ----           ---
 Interest income
     Loans (including fees)                  $ 1,119          $ 122       $ 1,241
     Investment securities                       (26)            (3)          (29)
     Interest bearing deposits with banks        (78)            21           (57)
     Federal funds sold                          (52)            (8)          (60)
     Federal Home Loan Bank Stock                  4             (4)            -
                                         ------------  -------------  ------------
         Total Interest-earning assets           967            128         1,095

 Interest-bearing liabilities
     Total deposits                              454              5           459
     Other borrowed funds                         27             (2)           25
                                         ------------  -------------  ------------
         Total Interest-bearing
           liabilities                           481              3           484

                                         ------------  -------------  ------------
         Net interest income                   $ 486          $ 125         $ 611
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

PROVISION FOR LOAN LOSSES

Provisions for loan losses reduce net interest income. The Company provided $43,000 for loan losses for the three months ended September 30, 2000 compared to $21,000 during the same three-month period last year. The Company provided $102,000 for loan losses for the nine months ended September 30, 2000 compared to $52,000 during the same nine month period last year. The provision was made as a result of increasing loans.

As a result of the increase in the provision for loan losses management believes the amount of the allowance for loan losses to be adequate to absorb losses in the current portfolio. This statement is based upon management's continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets, and economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate. For further discussion regarding the allowance for loan losses, see the discussion on allowance for loan losses under Risk Elements.


NONINTEREST INCOME AND EXPENSE

Net income is also affected by noninterest income (primarily service charges, and other operating income) and noninterest expenses (primarily salaries and employee benefits, occupancy, equipment, and other operating expenses).

Noninterest income was $191,000 for the three months ended September 30, 2000, a 26 percent increase from $151,000 for the three months ended September 30, 1999. Noninterest income was $480,000 for the nine months ended September 30, 2000, a 8 percent increase from $443,000 for the nine months ended September 30, 1999. The increase in noninterest income for the third quarter was primarily the result of higher origination fees on mortgage loans brokered, commissions earned on annuity and mutual fund sales, and income received on newly issued bank debit cards. Origination fees on mortgage loans brokered decreased for the nine months ended September 30, 2000 as a result of higher mortgage interest rates in 2000 and a lower volume of loan applications processed. Based on the current interest rate environment, the Company anticipates that mortgage loans brokered will remain at a low level during the remainder of the year 2000 compared to the levels realized in 1999.

Noninterest expense was $1,238,000 for the three months ended September 30, 2000, compared to $1,146,000 for the three months ended September 30, 1999, an 8 percent increase. Noninterest expense was $3,654,000 for the nine months ended September 30, 2000, compared to $3,382,000 for the nine months ended September 30, 1999, an 8 percent increase. Noninterest expense continues to be impacted by higher salary and employee benefits, occupancy and equipment, and other operating expenses associated with the operation of the holding company and Valley Bank. The percentage of noninterest expense to average assets was 3.32 percent for the three months ended September 30, 2000, compared to 3.37 percent during the same period last year. The percentage of noninterest expense to average assets was 3.46 percent for the nine months ended September 30, 2000, compared to 3.44 percent during the same period last year.

The Company's efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 64.6 percent for the three months ended September 30, 2000 compared to 68.2 percent for the three months ended September 30, 1999. The Company's efficiency ratio was 66.4 percent for the nine months ended September 30, 2000 compared to 70.0 percent for the nine months ended September 30, 1999. The improvement in the ratio was primarily due to a greater increase in net interest income, resulting from the increase in loans, when compared to the increase in noninterest expense.

PROVISION FOR INCOME TAX

The Company's provision for income tax is a significant reduction of operating income. The provision for the three months ended September 30, 2000, was $202,000 compared to $136,000 for the three months ended September 30, 1999. The provision for the nine months ended September 30, 2000, was $533,000 compared to $398,000 for the nine months ended September 30, 1999. The provision represents an effective taxing rate of approximately 30 percent during 2000 and 28 percent during 1999. The Company's marginal tax rate is currently 34 percent. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax-exempt securities. The increase in the Company's effective taxing rate results from a decrease in the amount of tax exempt securities held for the nine months ended September 30, 2000, compared to the same period a year ago.

FINANCIAL CONDITION

The Company's total consolidated assets were $153.6 million as of September 30, 2000, compared to $133.8 million as of December 31, 1999. The 14.8 percent increase in assets was primarily in interest bearing deposits with banks and loans, funded by increasing deposits and maturing securities. The increase in interest bearing deposits with banks represents the temporary investment of funds received from several larger money market depositors, which are anticipated to be withdrawn during the fourth quarter of 2000. The Graham Branch, established November 1998, and Valley Bank also impacted the growth in deposits.

INVESTMENT PORTFOLIO

As of September 30, 2000, the Company had $32.1 million of securities available-for-sale, compared to $33.3 million as of December 31, 1999. The decrease resulted from maturities and principal repayments on amortizing securities. As of September 30, 2000, approximately 97 percent of the Company's securities were classified as available for sale. Management believes that a high percentage of securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

LOAN PORTFOLIO

Loans were $90.6 million as of September 30, 2000, compared to $78.6 million as of December 31, 1999. The 15.3 percent increase was primarily in commercial real estate loans. The percentage of loans to total assets was 59 percent at September 30, 2000 and December 31, 1999. It is management's intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company's net interest margin.

The following table sets forth the composition of the Company's loan portfolio as of the dates indicated.

 VALLEY COMMUNITY BANCSHARES, INC.


 Loan Portfolio
 (dollars in thousands)                   September 30,                 December 31,
                                   ---------------------------   ---------------------------
                                              2000                           1999
                                   ------------  -------------   -------------  ------------
                                    Amount        Percent         Amount         Percent
                                   ------------  -------------   -------------  ------------
 Real Estate
      Construction                     $ 6,303           7.0%         $ 7,384          9.4%
      Mortgage                          17,487          19.3%          15,867         20.2%
      Commercial                        49,755          54.9%          40,254         51.2%
 Commercial                             13,961          15.4%          12,892         16.4%
 Consumer and other                      2,621           2.9%           1,864          2.4%
 Lease financing                           493           0.5%             377          0.5%
                                   ------------  -------------   -------------  ------------
          Total loans                   90,620         100.0%          78,638        100.0%
                                                 =============                  ============
 Deferred loan fees                         (4)                            (4)
                                   ------------                  -------------
          Net loans                   $ 90,616                       $ 78,634
                                   ============                  =============

 RISK ELEMENTS

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated (dollars in thousands).

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

                                             September 30,     December 31,
                                                 2000              1999
                                            --------------    --------------
Non-performing assets:
      Nonaccrual loans                            $     -          $      -
      Loans 90 days or more past due                    -
                                                                          -
      Restructured loans                                -                 -
                                            --------------    --------------
                                                        -                 -
      Other real estate owned
                                                        -                 -
                                            ==============    ==============
         Total non-performing assets              $     -           $     -
                                            ==============    ==============

As of September 30, 2000, the Company had no nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had no nonperforming assets as of December 31, 1999.

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

During the three-month and nine-month period ended September 30, 2000 there was two loans placed on nonaccrual status, and subsequently charged-off in the amount of $21,000. The gross income that would have been recorded for the nine months ended September 30, 2000 if the nonaccrual loan had been current and in accordance with its original term approximates $1,000. Interest recognized on the loan for the year was insignificant. There were no nonaccrual loans during the three-month and nine-months ended September 30, 1999 and therefore, there was no impact to interest income during that period.


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

The following table sets forth information regarding changes in the Company's allowance for loan losses for the dates indicated (dollars in thousands):

 VALLEY COMMUNITY BANCSHARES, INC.
 Loan Loss Experience

                                                   Analysis of the Allowance for Loan Losses
                                              Three months ended                Nine months ended
                                                September 30,                     September 30,
                                          ---------------------------      ---------------------------
                                              2000          1999              2000           1999
                                          -------------  ------------      ------------  -------------
Balance at beginning of period                $  1,018      $    914          $    959       $    883

 Charge-offs                                        21             7                21              7
 Recoveries:                                         -             -                 -              -
     Net charge-offs                                21             7                21              7
 Additions charged to operations                    43            21               102             52
                                          -------------  ------------      ------------  -------------
Balance at end of period                      $  1,040      $    928          $  1,040       $    928
                                          =============  ============      ============  =============
Average Loans Outstanding                     $ 89,601      $ 72,659          $ 86,254       $ 70,711

Ratio of net charge-off during the
period to average loans outstanding              0.02%         0.01%             0.02%          0.01%

Ratio of allowance for loan losses
to average loans outstanding                     1.16%         1.28%             1.21%          1.31%


There were $21,000 in charge-offs loans during the three months and nine months ended September 30, 2000 and $7,000 in charge-offs of loans in 1999. The ratio of the allowance for loan losses to average loans outstanding decreased from
1.29 percent at December 31, 1999 to 1.16 percent during the three months ended September 30, 2000. The decrease was the result of loan growth exceeding the growth in the allowance for loan losses. The ratio is anticipated to increase during the balance of the year 2000, as a result of increased provisions to the allowance for loan losses.

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

Management determines the amount of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a specific loss rate assigned to the total loans in each type, but unallocated to any individual loan. Conversely, each adversely classified loan is individually analyzed, to determine an estimated loss amount. A valuation allowance is also assigned to these adversely classified loans, but at a higher loss rate due to the greater risk of loss. For those loans where the estimated loss is greater than the background percentage, the estimated loss amount is considered specifically allocated to the allowance.

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

The Company uses the historical loss experience method in conjunction with the specific identification method for calculation of the amount of allowance for loan losses. A six-year average historical loan loss rate is calculated. This experience loss rate is applied to graded loans that are not adversely classified for a subtotal of needed allowance. Loans adversely classified are analyzed for potential loss on an individual basis. This subtotal is added to the experience subtotal and the total is compared to the allowance for loan losses.

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


DEPOSITS

The Company's primary source of funds is customer deposits. The Company attempts to maintain a high percentage of noninterest-bearing deposits, which are a low cost funding source. In addition, the Company offers a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and the Company's need for funds. The Company traditionally has not purchased brokered deposits and does not intend to do so in the future.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated.

 VALLEY COMMUNITY BANCSHARES, INC.

 Deposits
 (dollars in thousands)                                   Period ended,
                                       -------------------------  -------------------------
                                          September 30, 2000          December 31, 1999
                                       -------------------------  -------------------------
                                           Amount       Percent       Amount        Rate
                                       -------------------------  -------------------------
 Noninterest bearing demand deposits      $ 24,316       18.35%      $ 21,349       18.76%
 Interest bearing demand deposits           16,641       12.56%        15,926       13.99%
 Money market deposits                      38,213       28.84%        28,603       25.13%
 Savings deposits                           10,852        8.19%        12,002       10.55%
 Time certificates < $100,000               23,554       17.78%        21,374       18.78%
 Time certificates > $100,000               18,922       14.28%        14,555       12.79%
                                       -------------------------  -------------------------
                                          $132,498      100.00%      $113,809      100.00%
                                       =========================  =========================


Deposits increased to $132.5 million as of September 30, 2000, compared to $113.8 million as of December 31, 1999. Time certificates in excess of $100,000 increased to $18.9 million as of September 30, 2000, compared to $14.6 million as of December 31, 1999. The $9.6 million increase in money market deposits was the result of large deposits by several commercial customers. These funds are considered temporary and are anticipated to be withdrawn during the fourth quarter of 2000.

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2000 contributed $1.9 million to liquidity compared to $1.4 million for the nine months ended September 30, 1999. The majority of the Company's funding comes from customer deposits within its operating region. Customer deposits provided $18.7 million for the nine months ended September 30, 2000 compared to $8.6 million for the nine months ended September 30, 1999. For the first nine months ended September 30, 2000, noninterest bearing demand deposits, money market deposits, and certificates of deposit over $100,000 provided the majority of the deposit growth. The majority of the $18.9 million of certificates of deposit over $100,000 is from local bank customers and are not solicited from brokers or municipalities. The Company considers these deposits a stable source of funds. The increase in money market deposit is considered temporary and is invested in short-term interest bearing deposits with banks pending withdrawal.

Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company's security portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturities of securities provided $5.8 million for the nine months ended September 30, 2000 compared to $10.2 million for the nine months ended September 30, 1999.

At September 30, 2000, the bank held cash and due from banks and interest bearing deposits with banks of approximately $23.1 million. In addition, at such date $32.1 million of the Company's investments were classified as available for sale.

The Banks have capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle ("FHLB") through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Banks must maintain unencumbered collateral with a value at least equal to the outstanding balance. At September 30, 2000, the bank had no advances outstanding to the FHLB. In addition, to the FHLB credit line, the Banks have committed line of credit agreements totaling approximately $6.75 million from unaffiliated banks.

The Company's total stockholders' equity increased to $19.5 million at September 30, 2000, from $18.7 million at December 31, 1999. The increase was the result of net income earned during the nine months ended September 30, 2000 and an decrease in unrealized losses recorded on securities available for sale, net of income tax, partially offset by a $.50 dividend paid to stockholders of record on December 31, 1999. At September 30, 2000, stockholders' equity was 12.7 percent of total assets, compared to 14.0 percent at December 31, 1999.

The market value of available for sale securities was less than book value at both September 30, 2000 and December 31, 1999, primarily as a result of increasing interest rates, which resulted in an unrealized loss in the investment portfolio. Management currently does not anticipate selling the Company's securities but if required for liquidity or any other purpose, management does not believe the resulting sale would materially affect the overall condition of the Company.

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

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Bank's are qualified as "well-capitalized" at September 30, 2000. Management believes that under the current regulations the Bank's will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Bank's such as a downturn in the economy where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the banks to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Bank's as of September 30, 2000, are presented in the following table (dollars in thousands):

 VALLEY COMMUNITY BANCSHARES, INC.

                                                                                    To Be Well
Capital                                                                           Capitalized Under
                                                             For Capital          Prompt Corrective
                                       Actual            Adequacy Purposes        Action Provisions
                               ----------------------  ----------------------   ----------------------
AS OF SEPTEMBER 30, 2000          Amount      Ratio       Amount      Ratio        Amount      Ratio
                               ------------  --------  ------------   -------   ------------   -------
Total Capital
    (to Risk-Weighted Assets)
      Consolidated                $ 20,717     19.6% >     $ 8,440  >   8.0%  >    $ 10,551  >  10.0%
                                                     -              -         -              -
      Puyallup Valley Bank        $ 14,138     15.0% >     $ 7,557  >   8.0%  >     $ 9,446  >  10.0%
                                                     -              -         -              -
      Valley Bank                  $ 3,934     43.5% >       $ 723  >   8.0%  >       $ 904  >  10.0%
                                                     -              -         -              -

Tier I Capital
    (to Risk-Weighted Assets)
      Consolidated                $ 19,677     18.7% >     $ 4,220  >   4.0%  >     $ 6,330  >   6.0%
                                                     -              -         -              -
      Puyallup Valley Bank        $ 13,207     14.0% >     $ 3,779  >   4.0%  >     $ 5,668  >   6.0%
                                                     -              -         -              -
      Valley Bank                  $ 3,825     42.3% >       $ 362  >   4.0%  >       $ 543  >   6.0%
                                                     -              -         -              -

Tier I Capital
    (to Average Assets)
      Consolidated                $ 19,677     13.3% >     $ 5,905  >   4.0%  >     $ 7,381  >   5.0%
                                                     -              -         -              -
      Puyallup Valley Bank        $ 13,207      9.9% >     $ 5,344  >   4.0%  >     $ 6,679  >   5.0%
                                                     -              -         -              -
      Valley Bank                  $ 3,825     30.2% >       $ 507  >   4.0%  >       $ 634  >   5.0%
                                                     -              -         -              -



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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2000, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1999. For additional information, refer to the Company's initial report on Form 10 for the year ended December 31, 1999.


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

         Not applicable

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)        Exhibits


         Exhibit 27 - Financial Data Schedule


       (b)        Reports on Form 8-K

         Valley Community Bancshares, Inc. filed no report on Form 8-K during the three months ending September 30, 2000.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        VALLEY COMMUNITY BANCSHARES, INC.
                                  (Registrant)


                 DATE   NOVEMBER 3, 2000      /s/
                                       -------------------
                                        David H. Brown
                                        President and
                                        Chief Executive Officer


                 DATE   NOVEMBER 3, 2000     /s/
                                        ------------------
                                        Joseph E. Riordan
                                        Senior Vice President and
                                        Chief Financial Officer