Form 10-K
period 2000-12-31
VALLEY COMMUNITY BANCSHARES INC
filed 2001-03-27
CIK 1107419

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




                        Commission File Number 000-30447
                            ------------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the
registrant as of February 16, 2001:                                  $22,996,500

Number of shares of common stock outstanding as of February 16, 2001:  1,133,588


DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                        Valley Community Bancshares, Inc.
                                TABLE OF CONTENTS


THE COMPANY                                                                                      1
SELECTED FINANCIAL DATA                                                                          4
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            5
MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                  17
INDEPENDENT AUDITOR'S REPORT                                                                    18
CONSOLIDATED FINANCIAL STATEMENTS
      Consolidated Balance Sheet                                                                19
      Consolidated Statement of Income                                                          20
      Consolidated Statement of Changes in Stockholders' Equity                                 21
      Consolidated Statement of Cash Flows                                                      22
      Notes to Consolidated Financial Statements                                                23
FINANCIAL DATA SUPPLEMENT
      Average Balances and an Analysis of Average Rates Earned and Paid                         40
      Analysis of Changes in Interest Income and Expense                                        42
      Supervision and Regulation                                                                43
      National Monetary Policies                                                                48
      Executive Officers of the Company                                                         49
FORM 10-K CROSS REFERENCE INDEX                                                                 50
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                51
SIGNATURES                                                                                      52
CORPORATE DIRECTORY                                                                             54

                        Valley Community Bancshares, Inc.
                                   THE COMPANY

FORWARD-LOOKING STATEMENTS

Except for historical financial information contained herein, certain matters discussed in this Form 10-K of Valley Community Bancshares, Inc. constitute "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to Valley Community Bancshares, Inc., Puyallup Valley Bank, and Valley Bank include, but are not limited to, those related to the economic environment, particularly in the areas in which the Company and the Banks operate, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

GENERAL

Valley Community Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The administrative offices of the Company are located at 1307 East Main Avenue, Puyallup, Washington 98372, and its telephone number is (253) 848-2316.

The Company was organized and incorporated under the laws of the State of Washington as a holding company for its principal banking subsidiary, Puyallup Valley Bank, a state chartered, Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank, through a reorganization completed on July 1, 1998. The Company conducts its business primarily through Puyallup Valley Bank, but has recently completed the acquisition of Valley Bank, a newly organized state chartered FDIC insured commercial bank subsidiary located in Auburn, Washington. Puyallup Valley Bank and Valley Bank are referred to as the "Banks" in this discussion.

The principal sources of the Company's revenue are (i) interest and fees on loans; (ii) deposit service charges; (iii) merchant credit card processing fees;
(iv) federal funds sold (funds loaned on a short-term basis to other banks); and
(v) interest on investments (principally government securities). The Banks' lending activity consists of short- to medium-term commercial and consumer loans, including operating loans and lines of credit, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans or lines of credit, home improvement loans, and rehabilitation loans. The Banks also offer cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts for various accounts.

PUYALLUP VALLEY BANK

Puyallup Valley Bank is a Washington State charted commercial bank that provides full-service banking to businesses and residents within the Puyallup community and its surrounding area. Puyallup Valley Bank places particular emphasis on serving the small to medium-sized business segment of the market by making available a line of banking products tailored to their needs, with those services delivered by experienced professionals concerned with building long-term relationships. Puyallup Valley Bank conducts business out of six full-service offices and one drive-up facility.

The organizers of Puyallup Valley Bank commenced formation efforts in 1972. Puyallup Valley Bank was formally incorporated on January 9, 1973, under the laws of the State of Washington after having received approval to organize from the Division of Banks of the Washington Department of Financial Institutions (the "Division") and the FDIC, and commenced operations during October 1973. Puyallup Valley Bank was organized with capital of $400,000 through the sale of 20,000 shares of Common Stock at a sales price of $20 per share.

VALLEY BANK

Valley Bank is a Washington State chartered, FDIC insured commercial bank that commenced operations on January 11, 1999. Valley Bank was formally incorporated December 3, 1998, under the laws of the State of Washington after having received approval to organize from the Division and the FDIC. Valley Bank was founded by a group of business and professional individuals in the King County area as a commercial bank subsidiary of the Company to serve the needs of the community in and around the city of Auburn. Valley Bank engages in a general commercial banking business in the Auburn area of King County and offers commercial banking services to small and medium-size businesses, professionals, and retail customers in the Bank's market area.

Valley Bank is a solely owned subsidiary of the Company with initial capital of $4,025,000, the minimum amount required to capitalize a bank in the Auburn community under federal and state law.

                        Valley Community Bancshares, Inc.

                                   THE COMPANY

MARKET AREA

The Company's principal market area is located in South King County and Eastern Pierce County regions of Washington State. King County and Pierce County are the two most populous counties in Washington State, with over 2,000,000 residents. The economy of the region is dependent upon aerospace, high technology, foreign trade, and natural resources, including agriculture and timber. The region has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. The regional economy generally has experienced strong growth and stability in recent years.

Eastern Pierce County, where Puyallup Valley Bank has six locations, is located approximately 30 miles southeast of Seattle and 5 miles northeast of Tacoma, the region's two largest cities. The area includes several residential and agricultural communities including Puyallup, South Hill, Sumner, Edgewood, Graham, Orting, and Summit/Fredrickson, and has a population in excess of 100,000 residents. This area is characterized as the Company's principal market area.

South King County, where Valley Bank has one location in Auburn, is centrally located between Seattle and Tacoma and has a population of over 140,000 residents. The community is supported by light industry, aerospace, and forest products industries. The Company considers the Auburn and Kent Valley a natural area of expansion because of its close proximity to Eastern Pierce County.

BUSINESS STRATEGY

As a locally owned financial institution, the Company emphasizes local banking needs. The Company seeks to achieve growth and maintain a strong return on equity. The strategy to accomplish these goals is to focus on small businesses that traditionally develop an exclusive relationship with a single bank. The Banks also have the size to give personal attention required by business people and significant credit expertise to help these businesses meet their goals.

The Banks offer to their customers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, savings accounts, and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. One major goal in developing the Banks' product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive in the area. In addition, retirement accounts such as IRAs (Individual Retirement Accounts) are available. The FDIC, up to the maximum amount, insures all deposit accounts. The Banks solicit these accounts from small to medium-sized businesses in their respective primary trade areas, and from individuals who live and/or work within these areas.

The Banks offer loans to their diverse markets and communities. The market consists of south King County and east Pierce County in general and the areas in and around Puyallup and Auburn in particular. Loans are provided to creditworthy borrowers regardless of their race, color, national origin, religion, sex, age, marital status, sexual orientation, disability, receipt of public assistance, or any basis prohibited by law. The Banks intend to fulfill this commitment while maintaining prudent credit practices. In the course of fulfilling their obligation to meet the credit needs of the communities which they serve, the Banks give consideration to each credit application regardless of the fact that the applicant may reside in a low to moderate income neighborhood, and without regard to the geographic location of the residence, property, or business within their market areas.

The Banks provide innovative, quality, financial products that meet the banking needs of their customers and communities. The loan programs and acceptance of certain loans may vary from time to time, depending upon funds available and regulations governing the banking industry. The Banks offer all basic types of credit to their local communities, including commercial and consumer loans. The types of loans within these categories are as follows:

Commercial Loans

Commercial loans are typically made to sole proprietorships, partnerships, corporations, and other business entities, municipalities, and individuals, where the loan is to be used primarily for business purposes. The types of loans the Banks offer include:

-       Small Business Administration financing programs

-       operating and working capital loans

-       loans to finance capital purchases

-       commercial real estate loans

-       business lines of credit

-       term loans

-       loans to professionals

-       letters of credit

                        Valley Community Bancshares, Inc.

                                   THE COMPANY

Consumer Loans

Consumer loans are typically available to finance consumer purchases, such as automobiles, household furnishings, boats, and education. Loans are available on both a secured and an unsecured basis. The following types of consumer loans are available:

-       automobiles and trucks

-       boats and recreational vehicles

-       personal loans and lines of credit

-       home equity lines of credit

-       home improvement and rehabilitation loans

-       credit card services

-       consumer real estate loans

Other types of credit programs, such as loans to nonprofit organizations, public entities, for community development, and other governmental offered programs, also are available.

The Banks offer traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, and automated teller machines. During 2000, the Banks' began to offer debit cards to checking account customers.

EMPLOYEES

At December 31, 2000, the Banks had 52 full-time and 21 part-time employees. The Company does not have any employees. Management considers its relations with employees to be satisfactory.

COMPETITION

The geographic market area served by the Banks is highly competitive with respect to both loans and deposits. The Banks compete principally with commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions. The major commercial bank competitors are the regional banks (Columbia State Bank and Frontier Bank) and national banks (Key Bank National Association, Bank of America National Trust and Savings Association, U.S. Bank National Association and Wells Fargo Bank) that have a branch or branches within the Banks' primary trade areas. Washington Mutual Savings Bank is another formidable competitor within the Banks' primary trade area. Among the advantages such larger banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Banks (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank's total shareholder equity accounts), such banks have substantially higher lending limits than the Banks.

The Banks also compete with the financial markets for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Further, commercial banks compete for available funds with money market instruments and similar investment vehicles offered by institutions such as brokerage firms, credit card companies, and retailers (e.g., Sears, Roebuck & Co.). In periods of high interest rates, such money market funds have provided substantial competition to banks for deposits, and it is anticipated that they may continue to do so in the future.

In order to compete with the other financial institutions in their primary trade areas, the Banks use, to the fullest extent possible, the flexibility which is accorded by independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Banks' officers, directors and employees. The Banks also provide special services and programs for individuals in their primary trade areas who are employed in the business and professional fields.

The Company anticipates bank competition will continue to change dramatically over the next several years as the major regional and national banks continue to consolidate. These larger financial institutions will continue the trend of consolidating their branch systems and providing incentives to their customers to use electronic banking instead of visiting branches. It is anticipated that credit unions, because of their tax benefits, will also continue to show growth.

                        Valley Community Bancshares, Inc.

                             SELECTED FINANCIAL DATA

The following financial data of the Company are derived from the Company's historical audited financial statements and related footnotes.

VALLEY COMMUNITY BANCSHARES, INC.
SELECTED FINANCIAL DATA

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            2000           1999           1998           1997           1996
                                                         ----------     ----------     ----------     ----------     ----------
STATEMENT OF INCOME DATA
     Interest income                                     $   10,533     $    8,958     $    8,694     $    8,291     $    7,516
     Interest expense                                         3,715          2,973          3,139          3,079          2,939
                                                         ----------     ----------     ----------     ----------     ----------
            Net interest income                               6,818          5,985          5,555          5,212
                                                                                                                          4,577
     Provision for loan losses                                  145             84              9             66             24
                                                         ----------     ----------     ----------     ----------     ----------
            Net interest income after provision for
            loan losses                                       6,673          5,901          5,546          5,146          4,553
     Noninterest income                                         661            589            662            647            696
     Noninterest expense                                      4,998          4,516          4,111          3,604          3,367
                                                         ----------     ----------     ----------     ----------     ----------
         Income before provision for income tax               2,336          1,974          2,097          2,189
                                                                                                                          1,882
     Provision for income tax                                   728            580            616            597            517
                                                         ----------     ----------     ----------     ----------     ----------
         Net income                                      $    1,608     $    1,394     $    1,481     $    1,592     $    1,365
                                                         ==========     ==========     ==========     ==========     ==========

PER-SHARE DATA
     Cash dividends                                      $      564     $      135     $      871     $      457     $      429
     Cash dividends per weighted average shares
         outstanding                                     $     0.50     $     0.12     $     0.86     $     0.46     $     0.43
     Basic earnings per share                            $     1.42     $     1.24     $     1.46     $     1.59     $     1.38
     Diluted earnings per share                          $     1.39     $     1.21     $     1.41     $     1.53     $     1.34
     Weighted average shares outstanding                  1,131,484      1,119,780      1,012,844      1,001,013        987,192
     Weighted average diluted shares outstanding          1,153,883      1,152,576      1,047,745      1,038,599      1,021,198

BALANCE SHEET DATA
     Total Assets                                        $  146,769     $  133,837     $  125,329     $  112,994     $  106,897
     Net loans                                               93,518         77,675         66,841         63,740         57,582
     Deposits                                               125,047        113,809        110,283         98,150         93,488
     Shareholders' equity                                    20,125         18,724         14,078         13,436         12,240

     Equity to assets ratio                                   13.71%         13.99%         11.23%         11.89%         11.45%

FIVE YEAR FINANCIAL PERFORMANCE
     Net income                                          $    1,608     $    1,394     $    1,481     $    1,592     $    1,365
     Average assets                                         142,864        132,945        118,960        111,302        102,331
     Average Stockholders' Equity                            19,084         17,862         13,742         12,632         11,483

     Return on average  assets (net income divided by
         average assets)                                       1.13%          1.05%          1.24%          1.43%          1.33%
     Return on average equity  (net income divided by
         average equity)                                       8.43%          7.80%         10.78%         12.60%         11.89%
     Efficiency ratio (noninterest expense divided by
         noninterest income plus net interest income)         66.83%         68.69%         66.13%         61.51%         63.85%
     Ratio of noninterest Expense to Average Assets            3.50%          3.40%          3.46%          3.24%          3.29%

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the consolidated operations of the Company, which include its wholly owned subsidiaries, Puyallup Valley Bank and Valley Bank. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

The Company earned net income of $1,608,000 in 2000, compared to net income of $1,394,000 in 1999 and net income of $1,481,000 in 1998. The decrease in operating income from 1998 to 1999 is the result of the expansion strategy embarked on by the Company in 1998, when the Company organized as a holding company for its principal banking subsidiary, Puyallup Valley Bank, through reorganization completed on July 1, 1998. Subsequently, the Company completed a new branch facility in Graham, Washington, and completed the organization of Valley Bank on January 11, 1999. This expansion is primarily responsible for the $87,000 decrease in net income reported in 1999 over 1998. The $214,000 increase in net income during 2000 over 1999 is the result of an increase in net interest income resulting from a significant increase in the Company's loan portfolio.

The Company's net income is derived principally from the operating results of its banking subsidiaries, namely Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank is a well-established commercial bank and generates the Company's operating income. Puyallup Valley Bank had net income of $1,734,000 in 2000, $1,520,000 in 1999, and $1,568,000 in 1998. The increase in Puyallup Valley Bank's net income, during 2000 is the result of an increase in net interest income resulting from a 14 percent increase in loans. The decrease in Puyallup Valley Bank's net income, during 1998 and 1999, is related to the opening of a new branch facility in Graham, Washington during the fourth quarter of 1998. Valley Bank, which incurred losses of $93,000 in 2000 and $125,000 in 1999, is anticipated to continue to incur operating losses during the early years of its operation. It is anticipated that the losses incurred by Valley Bank during its initial years will not have a significant impact on the Company. However, there can be no assurance that Valley Bank will not incur more significant losses, which could have an adverse impact on the Company's earnings, dividend payments, or future growth.

Performance Ratios

The following table shows the various performance ratios for the Company for the past five years:

VALLEY COMMUNITY BANCSHARES, INC.
RETURN ON EQUITY AND ASSETS

                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                                2000      1999      1998      1997      1996
                                                                               -----     -----     -----     -----     -----
Return on average assets (net income divided by average assets)                 1.13%     1.05%     1.24%     1.43%     1.33%

Return on average equity (net income divided by average equity)                 8.43%     7.80%    10.78%    12.60%    11.89%

Dividend payout ratio (dividends per share divided by net income per share)    35.18%     9.64%    60.18%    31.71%    36.16%

Equity to assets ratio (average equity divided by average assets)              13.36%    13.44%    11.55%    11.35%    11.22%

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

The Company's largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets (primarily loans, federal funds sold and deposits in banks, and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2000, 1999, and 1998, the Company's net interest margin was 5.25 percent, 4.99 percent, and 5.18 percent, respectively.

Net interest income during 2000, 1999, and 1998 totaled $6,818,000, $5,985,000, and $5,555,000, respectively, representing a 13.9 percent increase in 2000 over 1999 and a 7.7 percent in 1999 over 1998. The 2000 increase resulted from an increase in average earning assets and from an increase in the Company's net interest margin. The 1999 increase resulted from an increase in average earning assets, partially offset by a decrease in the Company's net interest margin.

Provision for Loan Losses

Provisions for loan losses reduce net interest income. The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. For further discussion regarding the allowance for loan losses see the discussion on allowance for loan losses under Risk Elements. The Company provided $145,000 for loan losses during 2000 compared to $84,000 in 1999 and $9,000 in 1998. The 2000 and 1999
provisions were primarily related to an increase in the Company's loan portfolio. The relatively lower 1998 provision was the result of a significant recovery that increased the allowance for loan losses to an acceptable level. The 2000 and 1999 provisions were also impacted by Valley Bank, which had no allowance established upon the commencement of its lending operations. Management anticipates that continued growth in the Company's loan portfolio would require increases in loan loss provisions during the year 2001.

Noninterest Income and Expense

Net income is also affected by noninterest income (primarily service charges, and other operating income) and noninterest expenses (primarily salaries and employee benefits, occupancy, equipment, and other operating expenses).

Noninterest income during 2000, 1999, and 1998 totaled $661,000, $589,000, and $662,000, respectively, representing a 12.2 percent increase in 2000 over 1999 and an 11.0 percent decrease in 1999 over 1998. The increase in 2000 was primarily the result of higher ATM/debit card service income and higher fees from the sale of mutual funds and annuities, partially offset by lower origination fees on mortgage loans brokered. The decrease in 1999 was primarily related to lower origination fees on mortgage loans brokered, which decreased as a result of higher mortgage interest rates in 1999 and a lower volume of loan applications processed. Noninterest income during 1998 was favorably impacted by a significant increase in origination fees on mortgage loans brokered, which increased as a result of lower mortgage interest rates in 1998 and a higher volume of loan applications processed.

Noninterest expense during 2000, 1999, and 1998 totaled $4,998,000, $4,516,000, and $4,111,000, respectively, representing a 10.7 percent increase in 2000 over 1999 and a 9.9 percent increase in 1999 over 1998. The increase in 2000 and 1999 was primarily related to higher salary and employee benefits, occupancy and equipment, and other operating expenses associated with the operation of the new Graham branch facility (November 1998), the formation of Valley Bank (January
1999), and the operation of the new Valley Bank main office facility (June
2000). The increase in 1998 was related primarily to organizational costs associated with the formation of the holding company and Valley Bank. The percentage of noninterest expense to average assets was 3.50 percent in 2000, compared to 3.40 percent and 3.46 percent during 1999 and 1998, respectively.

Provision for Income Taxes

The Company's provision for income taxes is a significant reduction of operating income. The provisions for 2000, 1999, and 1998 were $728,000, $580,000, and
$616,000, respectively. These amounts represent an effective taxing rate of 29 percent during 1999 and 1998, and 31 percent during 2000. The Company's marginal tax rate is currently 34 percent. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax-exempt securities. The 2000 increase in the effective rate is the result of a decrease in the Company's tax-exempt security portfolio.

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CREDIT MANAGEMENT

The Company strives to achieve sound credit risk management. In order to achieve this goal the Company has established stringent, centralized credit policies and uniform underwriting criteria for all loans. The Company emphasizes diversification in the types of loans offered, regular credit examinations, and quarterly reviews of large loans and of loans experiencing deterioration in credit quality. The Company identifies potential problem loans early, charges off loans promptly, and maintains an adequate allowance for loan loss. In order to achieve sound credit risk management, the Company has established certain credit guidelines for its lending portfolio.

Loan Portfolio

Managing risk is an essential part of successfully operating a financial institution. The most prominent risk exposures regarding the loan portfolio are credit quality and interest rate risk. Credit quality risk is the risk of not collecting interest and/or principal balance of a loan when it is due. Interest rate risk is the potential reduction of net interest income and changes in the value of financial instruments as the result of rate movements. The Company's loan portfolio is originated and managed with these risks in mind.

The Company follows loan and interest-rate risk policies that have been approved by the Banks' Board of Directors and are overseen by the Executive Loan Committee, the Asset Liability Committee, and management. These policies establish lending limits, review and grading criteria, and other guidelines such as loan administration, the allowance for loan losses, and maturity and interest rate repricing criteria. Loan applications are approved by the Banks' Board of Directors and/or designated officers in accordance with respective guidelines and underwriting policies of the Company. Loans to one borrower are limited by applicable state and federal banking laws and are further limited by internal limits. Credit limits generally vary according to the type of loan and the individual loan officer's experience.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2000 (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
LOAN PORTFOLIO

                                       OUTSTANDING BALANCE AT DECEMBER 31,
                          -----------------------------------------------------------
                            2000          1999          1998        1997        1996
                          --------      --------      -------     -------     -------
Real Estate
      Construction        $  5,959      $  7,384      $ 4,890     $ 1,282     $ 5,796
      Mortgage              16,701        15,867       13,788      15,087      12,602
      Commercial            52,620        40,254       34,696      33,132      26,999
Commercial                  16,258        12,892       12,496      11,694      10,858
Consumer and other           2,523         1,864        1,854       2,274       2,103
Lease financing                560           377
                          --------      --------      -------     -------     -------
          Total loans       94,621        78,638       67,724      63,469      58,358
Unearned income                 (7)           (4)
                          --------      --------      -------     -------     -------
          Net loans       $ 94,614      $ 78,634      $67,724     $63,469     $58,358
                          ========      ========      =======     =======     =======

The Company's loan portfolio primarily consists of commercial loans, residential real estate loans, and commercial real estate loans. At December 31, 2000, loans totaled approximately $94.614 million, which equals approximately 76 percent of total deposits and 64 percent of total assets. At December 31, 2000, the majority of loans were originated directly by the Company to borrowers within the Company's principal market area. As a result, the Company has significant risk because of a lack of geographical diversification. The Company mitigates this risk primarily by diversifying the loan portfolio by industry and customer and by strong credit underwriting criteria. At December 31, 2000, approximately 37 percent of the Company's loan portfolio had adjustable rate features and approximately 63 percent were fixed. Approximately 70 percent of adjustable rate loans adjust within a twelve-month period and 99 percent of the Company's fixed rate loan portfolio is scheduled to mature within a five-year period.

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial loans consist primarily of loans to business for various purposes, including revolving lines of credit, equipment loans, and letters of credit. These loans generally have short maturities, have either adjustable or fixed rates, and are unsecured or secured by inventory, accounts receivable, equipment, and/or real estate. The Company monitors portfolio diversification by industry and by customer. At December 31, 2000, approximately 66 percent had adjustable rates and 34 percent had fixed rates.

Real estate loans include various types of loans for which the Company holds real property as collateral, and consist of loans primarily on single-family residences and commercial properties. These loans generally are secured by a first priority lien but may also be secured by a second priority lien. Real estate loans typically have maturities extending to five years and have fixed or adjustable rate features. Construction loans are typically made to contractors to construct single-family residences and commercial buildings and generally have maturities to eighteen months. Currently, the Company does not originate real estate for sale to the secondary market; however, the Company brokers real estate loans to other financial institutions for a fee. At December 31, 2000, approximately 71 percent of the Company's real estate loans were fixed rate and approximately 29 percent had adjustable rate features. However, 99 percent of the Company's real estate loans are scheduled to mature and have adjustable rates within a five-year period.

Consumer loans include various types of loans such as automobiles, boats and recreational vehicles, personal and home equity lines of credit, and other consumer orientated loans. At December 31, 2000, approximately 82 percent of the consumer loan portfolio had fixed rate and approximately 18 percent had adjustable rate features.

There are no foreign loans outstanding during the years presented.

The interest rates charged on loans vary with the degree of risk, the amount of the loan, and the maturity of the loan. Competitive pressures, market interest rates, the availability of funds, and government regulation further influence them.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

VALLEY COMMUNITY BANCSHARES, INC.
LOANS AS OF DECEMBER 31, 2000 (IN THOUSANDS)

                                                           AFTER ONE
                                                            YEAR BUT
                                             WITHIN          WITHIN          AFTER
                                            ONE YEAR       FIVE YEARS      FIVE YEARS        TOTAL
                                            --------       ----------      ----------       -------
Real Estate
      Construction                           $ 5,350         $   559         $   50         $ 5,959
      Mortgage                                 1,197          14,411          1,093          16,701
      Commercial                               9,789          42,734             97          52,620
Commercial                                    10,794           5,235            229          16,258
Consumer and other                             1,052           1,075            396           2,523
Lease financing                                   39             521                            560
                                             -------         -------         ------         -------
          Total loans                        $28,221         $64,535         $1,865         $94,621
                                             =======         =======         ======         =======

Loan maturities after one year with:
      Fixed rates                                            $54,106         $1,672
      Variable rates                                          10,429            193
                                                             -------         ------
                                                             $64,535         $1,865
                                                             =======         ======

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Performing Assets

Non-performing assets consist of: (1) nonaccrual loans; (2) loans 90 days or more past due; (3) restructured loans for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition; and (4) other real estate owned.

The following table sets forth information concerning the Company's non-performing assets for the year ended December 31, 2000 (dollars in thousands).

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

                                                                              Year ended December 31,
                                                                     ------------------------------------------
                                                                     2000     1999     1998      1997      1996
                                                                     ----     ----     ----      ----      ----
Non-performing assets:
      Nonaccrual loans                                                $ *      $ *      $ *      $         $509
      Loans 90 days or more past due                                                              507
      Restructured loans
                                                                      ---      ---      ---      ----      ----
                                                                        *        *        *       507       509

       Other real estate owned
                                                                      ---      ---      ---      ----      ----
          Total nonperforming assets                                  $ *      $ *      $ *      $507      $509
                                                                      ===      ===      ===      ====      ====


* For the years ended December 31, 2000, 1999, and 1998 there were no non-performing assets.

The accrual of interest on nonaccrual and other impaired loans is discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan's collateral.

During 2000, 1999, and 1998 the amount of loans placed on nonaccrual status was nominal, therefore, there was a minimal impact to interest income during those periods presented.

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Loan Loss Experience

Changes in the Allowance for Loan Losses

The following table sets forth information regarding changes in the Company's allowance for loan losses for the most recent five years (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
LOAN LOSS EXPERIENCE

                                                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                             YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------
                                           2000          1999          1998            1997          1996
                                         -------       -------       --------        -------       -------
Balance at beginning of period           $   959       $   883       $    840        $   776       $   752
      Charge-offs:
          Consumer and other                  20             8             11              3             1
                                         -------       -------       --------        -------       -------
                                              20             8             11              3             1

      Recoveries:
          Real Estate
              Commercial                                                   42
          Commercial                                                        3
          Consumer and other                  12                                           1             1
                                         -------       -------       --------        -------       -------
                                              12                           45              1             1

      Net charge-offs                          8             8            (34)             2
      Provision for loan losses              145            84              9             66            24
                                         -------       -------       --------        -------       -------

Balance at end of period                 $ 1,096       $   959       $    883        $   840       $   776
                                         =======       =======       ========        =======       =======

Average loans outstanding                $87,934       $72,135       $ 65,331        $63,810       $58,615

Ratio of net charge-offs during the
period to average loans outstanding         0.01%         0.01%        -0.05%           0.00%         0.00%

Ratio of allowance for loan losses
to average loans outstanding                1.25%         1.33%          1.35%          1.32%         1.32%


The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries), and established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, commitments to extend credit and standby letters of credit based on evaluations of collectibility, and prior loss experience of loans. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, standby letters of credit, and current economic conditions that may affect the borrowers' ability to pay.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the estimated losses on loans and foreclosed assets held for sale, management obtains independent appraisals for significant properties.

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The majority of the Company's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Puyallup and Pierce County area and also in the Auburn and King County area. Real estate prices in this market are stable at this time. However, the ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to change in local market conditions in the future.

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

Breakdown of Allowance for Loan Losses by Category

The following table sets forth information concerning the Company's allocation of the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
LOAN LOSS EXPERIENCE

                                                                ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                                          YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------------
                                                 2000              1999               1998             1997               1996
                                           ---------------    --------------    --------------    --------------    -------------
                                           Amount     % *     Amount     % *    Amount     % *    Amount     % *    Amount    % *
Balance at end of period applicable to:
     Real Estate
           Construction                    $   60        6%    $ 55       10%    $ 37        7%    $ 10        2%    $ 43      10%
           Mortgage                            17       18%      16       20%      14       20%      15       24%      13      22%
           Commercial                         184       55%     141       51%     121       51%     116       52%      94      46%
     Commercial                               163       17%     129       16%     125       19%     117       18%     109      18%
     Consumer and other                        50        3%      37        2%      37        3%      45        4%      42       4%
     Lease financing                           11        1%       4        1%
     Unallocated                              611       NA      577       NA      549       NA      537       NA      475      NA
                                           ------     ----     ----     ----     ----     ----     ----     ----     ----     ---
                                           $1,096      100%    $959      100%    $883      100%    $840      100%    $776     100%
                                           ======     ====     ====     ====     ====     ====     ====     ====     ====     ===

*  Percent of loans in each category to total loans

Analysis of the Allowance for Loan Losses

The allowance for loan losses reflects management's best estimate of probable losses that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the loan portfolio based on management's assessment of various factors affecting the loan portfolio, including local economic conditions and growth of the loan portfolio and its composition. Non-performing loans and net charge-offs during these periods have been minimal, demonstrating strong credit quality. Increases in the allowance for loan losses made through provisions were primarily a result of loan growth.

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

Although management has allocated a portion of the allowance to the loan categories using the method described above, the adequacy of the allowance must be considered as a whole. To mitigate the imprecision in most estimates of expected loan losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated portion includes management's judgmental determination of the amounts necessary for qualitative factors such as the consideration of new products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel. Loan concentrations, quality, terms, and basic underlying assumptions remained substantially unchanged during the period.

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company also evaluates current conditions and may adjust the historical loss estimate by qualitative factors that affect loan repayment. These factors may include levels of, and trends in, delinquencies and non-accruals; trends in volume and terms of loans; effects of any changes in lending policies; experience, ability and depth of management and lending staff; national and local economic trends; concentrations of credit; and any legal and regulatory requirements.

INVESTMENT PORTFOLIO

The following table sets forth the carrying values, by type, of the securities in the Company's portfolio (in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

INVESTMENT PORTFOLIO  (IN THOUSANDS)


                                                               OUTSTANDING BALANCE AT DECEMBER 31,
                                                            ----------      ----------      ----------
                                                               2000            1999            1998
                                                            ----------      ----------      ----------
U.S. Treasury and U.S. Government
   corporations and agencies                                $   24,491      $   27,901      $   26,449
States of the United States and political subdivisions           4,776           5,121           6,640
Other securities                                                 1,495           1,481             528
                                                            ----------      ----------      ----------
       Total                                                $   30,762      $   34,503      $   33,617
                                                            ==========      ==========      ==========


Investments in States of the United States and political subdivisions represent purchases of municipal bonds located in Washington State.

Investment in other securities includes corporate debt obligations made in companies located and doing business throughout the United States. The debt obligations were all within the credit ratings acceptable under the Company's investment policy.

The investments below are reported by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

VALLEY COMMUNITY BANCSHARES, INC.


INVESTMENTS AS OF DECEMBER 31, 2000 (IN THOUSANDS)              AFTER ONE       AFTER FIVE
                                                                YEAR BUT        YEARS BUT
                                                 WITHIN           WITHIN           WITHIN           AFTER
                                                ONE YEAR        FIVE YEARS       TEN YEARS        TEN YEARS          TOTAL
                                               ----------       ----------       ----------       ----------       ----------
U.S. Treasury and U.S. Government
   corporations and agencies                   $    8,435       $   10,657       $    1,179       $    4,220       $   24,491
States of the United States and political
  subdivisions                                      1,082            2,998              696                             4,776
Other securities                                      502              993                                              1,495
                                               ----------       ----------       ----------       ----------       ----------
     Total                                     $   10,019       $   14,648       $    1,875       $    4,220       $   30,762
                                               ==========       ==========       ==========       ==========       ==========

Weighted average yield *
U.S. Treasury and U.S. Government
   corporations and agencies                         5.48%            6.33%            7.27%            7.53%            6.29%
States of the United States and political
  subdivisions                                       4.31%            4.60%            4.84%                             4.57%
Other securities                                     5.34%            5.77%                                              5.63%
                                               ----------       ----------       ----------       ----------       ----------
     Total                                           5.35%            5.94%            6.37%            7.53%            5.99%
                                               ==========       ==========       ==========       ==========       ==========

* Yield on tax-exempt obligations has not been computed on a tax-equivalent basis.

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEPOSITS

Types of Deposits

The Company's primary source of funds is customer deposits. The Company attempts to maintain a high percentage of non-interest-bearing deposits, which are a low-cost funding source. In addition, the Company offers a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank Management based on competitive market factors and the Company's need for funds. The Company traditionally has not purchased brokered deposits and does not intend to do so in the future.

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the year ended December 31, (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

           DEPOSITS

                                                            AVERAGE DEPOSITS BY TYPE
                               --------------------   ---------------------  -------------------    ---------
                                        2000                  1999                   1998             1997
                               --------------------   ---------------------  -------------------    ---------
                                AMOUNT       RATE      AMOUNT        RATE     AMOUNT      RATE       AMOUNT
                               --------    --------   --------     --------  --------   --------    --------
Non-interest-bearing demand
  deposits                     $ 23,484                $22,737                $19,492               $ 16,832
Interest-bearing demand          16,345       1.03%     16,279       1.19%     14,143       1.51%     13,395
deposits
Money market deposit             30,672       3.60%     28,963       3.26%     27,806       3.58%     24,979
Savings                          11,119       1.96%     12,392       2.08%     10,848       2.36%     10,331
Time certificates < $100,000     22,699       5.31%     21,019       4.67%     21,284       5.27%     22,141
Time certificates > $100,000     17,797       5.48%     12,582       4.59%     10,212       5.06%      9,727
                               --------               --------               --------               --------
                               $122,116               $113,972               $103,785               $ 97,405
                               ========               ========               ========               ========

                               --------    --------------------
                                                    1996
                               --------    --------------------
                                 RATE       AMOUNT      RATE
                               --------    --------   --------

Non-interest-bearing demand
  deposits                                 $ 15,157
Interest-bearing demand            1.61%     11,697       1.60%
deposits
Money market deposit               3.81%     18,822       3.77%
Savings                            2.45%     10,425       2.45%
Time certificates < $100,000       5.17%     23,569       5.28%
Time certificates > $100,000       4.97%     10,021       5.15%
                                           --------
                                           $ 89,691
                                           ========

Certificates of Deposit and Time Deposits

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of more than $100,000 at December 31, (in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

DEPOSIT MATURITY


                                              OUTSTANDING BALANCE AT DECEMBER 31,
                               ----------------------------------------------------------------
                                 2000          1999          1998          1997          1996
                               --------      --------      --------      --------      --------

3 months or less               $ 10,599      $  7,235      $  5,997      $  4,668      $  6,024
Over 3 through 12 months          8,696         6,820         4,368         4,076         3,644
Over 12 through 36 months           459           500           327           606           427
Over 36 months                                                  182           172
                               --------      --------      --------      --------      --------
          Total                $ 19,754      $ 14,555      $ 10,874      $  9,522      $ 10,095
                               ========      ========      ========      ========      ========

                        Valley Community Bankshares Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company's Consolidated Statement of Cash Flows, net cash from operating activities contributed $2.3 million to liquidity in 2000, $2.0 million in 1999, and $1.8 million in 1998. The majority of the Company's funding comes from customer deposits within its operating region. Customer deposits provided $11.2 million in 2000, $3.5 million in 1999 and $12.1 million in 1998. In both 2000 and 1999, certificates of deposit over $100,000 provided the majority of the deposit growth while in 1998 the deposit growth was primarily in core deposits (demand, money market, and savings accounts). The majority of the $19.8 million of certificates of deposit over $100,000 are from local bank customers and are not solicited from brokers or municipalities. The Company considers these deposits a stable source of funds.

Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company's security portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturities of securities provided $10.4 million in 2000, $15.4 million in 1999, and $16.2 million in 1998.

Borrowing represents an important long-term and manageable source of liquidity based on the Company's ability to raise new funds and renew maturing liabilities in a variety of markets. The Banks are members of the Federal Home Loan Bank of Seattle and have committed lines of credit up to 10 percent of assets. In addition, the Banks have committed line-of-credit agreements totaling approximately $7.1 million from unaffiliated banks with various maturities.

The Company's total stockholders' equity increased to $20.1 million at December 31, 2000, from $18.7 million at December 31, 1999. At December 31, 2000, stockholders' equity was 13.71 percent of total assets, compared to 13.99 percent at December 31, 1999. At December 31, 2000, the Company held cash on hand and due from banks, interest-bearing deposits with banks, and federal funds sold of approximately $14.6 million. In addition, at such date $30.5 million of the Company's investments were classified as available-for-sale.

The capital levels of the Company exceed applicable regulatory guidelines at December 31, 2000. Management believes the Company's capital will be adequate to fund the start-up and related costs associated with any new branches and Valley Bank until it can achieve the deposit and loan levels necessary to be profitable.

The primary impact of inflation on the Company's operations is increased asset yields, deposit costs, and operating overhead. Unlike most industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than they would on non-financial companies. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets and, if significant, require that equity capital increase at a faster rate than would be otherwise necessary.

INTEREST RATE RISK

Interest rate risk refers to the exposure of earnings and capital arising from changes in interest rates. Management's objectives are to control interest rate risk and to ensure predictable and consistent growth of earnings and capital. Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations to evaluate volatility by varying interest rate, spread, and volume assumptions. The risk is quantified and compared against tolerance levels.

The simulation model used by the Company combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At December 31, 2000, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated the Company was positioned so equity would not drop below that point where the Company, for regulatory purposes, would no longer continue to be classified "well capitalized." It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a maturity gap analysis and repricing gap analysis to assist in interest rate sensitivity measurement.

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest rate sensitivity is closely related to liquidity because each is directly affected by the maturity of assets and liabilities. Management considers any asset or liability that matures, or is subject to repricing over one year, to be interest sensitive, although continual monitoring is also performed for other time intervals. The difference between interest-sensitive assets and liabilities for a defined period of time is known as the interest-sensitive "gap" and may be either positive or negative. If positive, more assets reprice before liabilities; if negative, the reverse is true. In theory, if the gap is positive, a decrease in general interest rates might have an adverse impact on earnings as interest income decreases faster than interest expense. This assumes that management adjusts rates equally as general interest rates fall. Conversely, an increase in interest rates would increase net interest income as interest income increases faster than interest expense. However, the exact impact of the gap on future income is uncertain both in timing and amount because interest rates for the Company's assets and liabilities can change rapidly as a result of market conditions and customer patterns.

The simulation model process provides a dynamic assessment of interest rate sensitivity, whereas a static interest rate gap table is compiled as of a point in time. The model simulations differ from a traditional gap analysis because a traditional gap analysis does not reflect the multiple effects of interest rate movement on the entire range of assets and liabilities, and ignores the future impact of new business strategies.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's results of operations are largely dependent upon its ability to manage market risks. Changes in interest rates can have a significant effect on the Company's financial condition and results of operation. Other types of market risk such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Banks' business activities. The Company does not use interest rate risk management products such as interest rate swaps, hedges, or derivatives, nor does management intend to use such products in the future. All of the Company's transactions are denominated in U.S. Dollars. Approximately 37 percent of the Company's loan portfolio have interest rates that are variable. Fixed rate loans are generally made with a term of five years or less.

The following table (in thousands) sets forth the estimated maturity or repricing and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities, and the cumulative interest sensitivity gap at December 31, 2000. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits, and competition.

VALLEY COMMUNITY BANCSHARES, INC.


CONTRACTUAL MATURITY OR REPRICING                                    OUTSTANDING BALANCE AT DECEMBER 31, 2000

                                                LESS THAN          THREE           ONE TO           OVER
                                                  THREE          MONTHS TO          FIVE            FIVE          CUMULATIVE
                                                  MONTHS          ONE YEAR          YEARS           YEARS           TOTAL
                                                ----------       ----------       ----------      ----------      ----------
Interest-earning assets
      Interest-bearing deposits with banks      $    7,650       $    2,373       $      100      $               $   10,123
      Investments                                    6,549            9,149           14,314             750          30,762
      Loans                                         24,178            9,176           60,413             847          94,614
      Other                                            447                                                               447
                                                ----------       ----------       ----------      ----------      ----------
          Total interest-earning assets         $   38,824       $   20,698       $   74,827      $    1,597      $  135,946
                                                ==========       ==========       ==========      ==========      ==========

Interest-bearing liabilities

      Interest bearing demand deposits          $   17,417       $                $               $               $   17,417
      Money market deposits, and Savings            40,161                                                            40,161
      Time certificates < $100,000                   5,917           16,139            1,519                          23,575
      Time certificates > $100,000                  10,599            8,696              459                          19,754
      Other borrowed funds                             557                                                               557
                                                ----------       ----------       ----------      ----------      ----------
          Total interest-bearing liabilities    $   74,651       $   24,835       $    1,978      $               $  101,464


Interest sensitivity gap                        $  (35,827)      $   (4,137)      $   72,849      $    1,597      $   34,482
                                                ==========       ==========       ==========      ==========      ==========

Cumulative interest sensitivity gap             $  (35,827)      $  (39,964)      $   32,885      $   34,482
                                                ==========       ==========      ==========      ==========

Cumulative interest sensitivity gap
as a percent of total assets                        -24.41%          -27.23%          22.41%          23.49%
                                                ==========       ==========      ==========      ==========

                        Valley Community Bancshares, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

According to the traditional banking industry static gap table set forth above, the Company was liability sensitive with a negative cumulative one-year gap of $40.0 million or --27.2 percent of total assets at December 31, 2000. In general, based upon the Company's mix of deposits, loans, and investments, increases in interest rates would be expected to result in a decrease in the Company's net interest margin, and a decrease in interest rates would be expected to result in an increase in the Company's net interest margin.

As noted above, the static gap report is subject to inherent limitations. To more accurately predict the Company's interest rate exposure, a financial analysis (dynamic gap) to analyze the change in the net interest margin from a changing rate environment is provided below. This estimate of interest rate sensitivity takes into account the differing time intervals and rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company's net interest income, net interest margin, and return on equity.

Based on a financial analysis performed as of December 31, 2000, which takes into account how the specific interest rate scenario would be expected to affect each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the federal fund interest rate would affect the Company's performance as follows.

VALLEY COMMUNITY BANCSHARES, INC.

FINANCIAL ANALYSIS

                                                                                      INCREASE (DECREASE) IN
                                                                        ---------------------------------------------------
                                                                         NET INTEREST       NET INTEREST        RETURN ON
                                                                            INCOME             MARGIN             EQUITY
                                                                         ------------       ------------       ------------
                                                                                       (DOLLARS IN THOUSANDS)
(Current federal fund rate is 6.50%)
Federal fund rate increase of:

       100 basis points to 7.50%                                         $        (46)             -0.12%             -0.33%
       200 basis points to 8.50%                                         $        (14)             -0.14%             -0.23%
Federal fund rate decrease of:

       100 basis points to 5.50%                                         $         92               0.07%              0.08%
       200 basis points to 4.50%                                         $        228               0.13%              0.50%


No assurances can be given that the actual net interest margin (percentage) or net interest income would increase or decrease by such amounts in a 100 or 200 basis point increase or decrease in the federal fund rate.

                        Valley Community Bancshares, Inc.

               MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Nature of Trading Market

At February 16, 2001, the Company had approximately 709 shareholders of record. The stock is not traded on any exchange or automated quotation system, and there is no firm that makes a market in the stock. Shareholders who typically have held the stock for investment have held the stock. Therefore, there is no active trading market for the stock and no assurance can be given that an active trading market for the stock will develop. During 2000, there were 141 transfers known to the Company. These transfers involved a total of 60,731 shares. Sales prices have ranged from $25 to $30, to the Company's best knowledge. The last trade occurred on November 11, 2000, and was for four shares of Common Stock at a price of $25 per share. These prices are not necessarily indicative of the fair market value of the stock, nor is the Company necessarily aware of all transfers or the price of those transfers.

Dividend History

The Company (Puyallup Valley Bank prior to July 1, 1998) has paid, since Puyallup Valley Bank's inception in 1973, a combination of stock and cash dividends to its shareholders. Since 1993, Puyallup Valley Bank has paid a stock dividend of 5 percent per year and a cash dividend of 50 cents per share per year. Since July 1, 1998, the Company paid a cash dividend of 38 cents during 1998, a 12 cents dividend during 1999, and a 50 cents dividend during 2000. On January 26, 2001, the Board of Directors of the Company declared a cash dividend of 55 cents per share, which was paid during February 2001 to those shareholders of record on December 31, 2000.

Although the Company intends to continue its policy of paying cash dividends on its Common Stock in amounts not less than those paid in recent periods, the ability of the Company to continue to pay such dividends will depend primarily upon the earnings of Puyallup Valley Bank and Valley Bank and their ability to pay dividends to the Company, as to which there can be no assurance. For the foreseeable future, none of the earnings of Valley Bank will be dividends to the Company, as the capital will be retained at Valley Bank to promote its growth.

The ability of the Banks to pay dividends is governed by various statutes. These statutes provide that no bank shall declare or pay any dividend in an amount greater than its retained earnings, without approval from the Director. The Director shall, in his or her discretion, have the power to require any bank to suspend the payment of any and all dividends until all requirements that may have been made by the Director shall have been complied with, and upon such notice to suspend dividends, no bank shall thereafter declare or pay any dividends until such notice has been rescinded in writing.

                        Valley Community Bancshares, Inc.

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
VALLEY COMMUNITY BANCSHARES, INC.

We have audited the accompanying consolidated balance sheet of Valley Community Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Community Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ MOSS ADAMS LLP

Everett, Washington
February 16, 2001

                        Valley Community Bancshares, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                      DECEMBER 31,
                                                                                -----------------------
                                                                                     2000          1999
                                                                                ---------     ---------
ASSETS

       Cash and due from banks                                                  $   4,466     $   5,127
       Interest-bearing deposits with banks                                        10,123         9,692
       Securities available-for-sale                                               30,483        33,262
       Securities held-to-maturity                                                    279         1,241
       Federal Home Loan Bank stock                                                   447           420
                                                                                ---------     ---------

                                                                                   45,798        49,742

       Loans                                                                       94,614        78,634
       Less allowance for loan losses                                               1,096           959
                                                                                ---------     ---------
                    Loans, net                                                     93,518        77,675
                                                                                ---------     ---------

       Accrued interest receivable                                                    952           851
       Premises and equipment, net                                                  5,712         4,717
       Real estate held for investment                                                224           224
       Other assets                                                                   565           628
                                                                                ---------     ---------
                    Total assets                                                $ 146,769     $ 133,837
                                                                                =========     =========

LIABILITIES

       Deposits

             Non-interest-bearing                                               $  24,140     $  21,349
             Interest-bearing                                                     100,907        92,460
                                                                                ---------     ---------

                    Total deposits                                                125,047       113,809

       Other borrowed funds                                                           557           539
       Accrued interest payable                                                       597           347
       Other liabilities                                                              443           418
                                                                                ---------     ---------

                    Total liabilities                                             126,644       115,113
                                                                                ---------     ---------

STOCKHOLDERS' EQUITY

       Common stock, par value $1 per share; 5,000,000 shares authorized;
             1,133,588 and 1,125,561 shares issued and outstanding in 2000
             and 1999, respectively                                                 1,134         1,126
       Additional paid-in capital                                                  16,322        16,286
       Retained earnings                                                            2,613         1,569
       Accumulated other comprehensive income (loss), net of tax                       56          (257)
                                                                                ---------     ---------

                    Total stockholders' equity                                     20,125        18,724
                                                                                ---------     ---------

                    Total liabilities and stockholders' equity                  $ 146,769     $ 133,837
                                                                                =========     =========



       The accompanying notes are an integral part of these consolidated financial statements.

                        Valley Community Bancshares, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)



                                                                                          YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                     2000            1999            1998
                                                                               ----------      ----------      ----------
INTEREST INCOME
         Interest and fees on loans                                            $    7,961      $    6,247      $    6,121
         Interest on federal funds sold and deposits in banks                         718             784             972
         Securities available-for-sale                                              1,800           1,837           1,437
         Securities held-to-maturity                                                   54              90             164
                                                                               ----------      ----------      ----------

                      Total interest income                                        10,533           8,958           8,694
                                                                               ----------      ----------      ----------

INTEREST EXPENSE
         Interest on deposits                                                       3,670           2,955           3,105
         Interest on federal funds and other short-term borrowings                     45              18              34
                                                                               ----------      ----------      ----------

                      Total interest expense                                        3,715           2,973           3,139
                                                                               ----------      ----------      ----------

                      Net interest income                                           6,818           5,985           5,555

PROVISION FOR LOAN LOSSES                                                             145              84               9
                                                                               ----------      ----------      ----------

                      Net interest income after provision for loan losses           6,673           5,901           5,546
                                                                               ----------      ----------      ----------

NONINTEREST INCOME
         Service charges                                                              333             329             318
         Gain on sale of investment securities, net                                                     1               2
         Origination fees on mortgage loans brokered                                   35              47             139
         Other operating income                                                       293             212             203
                                                                               ----------      ----------      ----------

                      Total noninterest income                                        661             589             662
                                                                               ----------      ----------      ----------

NONINTEREST EXPENSE
         Salaries                                                                   1,974           1,849           1,741
         Employee benefits                                                            508             420             375
         Occupancy                                                                    487             449             341
         Equipment                                                                    488             471             389
         Organizational costs                                                                                         131
         Other operating expenses                                                   1,541           1,327           1,134
                                                                               ----------      ----------      ----------

                      Total non interest expense                                    4,998           4,516           4,111
                                                                               ----------      ----------      ----------

INCOME BEFORE INCOME TAX                                                            2,336           1,974           2,097

PROVISION FOR INCOME TAX                                                              728             580             616
                                                                               ----------      ----------      ----------

NET INCOME                                                                     $    1,608      $    1,394      $    1,481
                                                                               ==========      ==========      ==========

EARNINGS PER SHARE
         Basic                                                                 $     1.42      $     1.24      $     1.46
         Diluted                                                               $     1.39      $     1.21      $     1.41
         Weighted average shares outstanding                                    1,131,484       1,119,780       1,012,844
         Weighted average diluted shares outstanding                            1,153,883       1,152,576       1,047,745


       The accompanying notes are an integral part of these consolidated financial statements.

                        Valley Community Bancshares, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)




                                               COMMON STOCK               ADDITIONAL
                                        ---------------------------          PAID-IN      COMPREHENSIVE         RETAINED
                                             SHARES          AMOUNT          CAPITAL             INCOME         EARNINGS
                                        -----------     -----------      -----------      -------------     ------------
BALANCE, 12/31/1997                         964,686     $       965      $    10,585                        $      1,794

 Net income                                                                                $     1,481             1,481

 Other comprehensive income
    Unrealized gain on securities,
    Net of $10 tax                                                                                  19
                                                                                           -----------
 Comprehensive income                                                                      $     1,500
                                                                                           ===========
 Holding company reorganization                                                  893                                (893)

 Cash dividend                                                                                                      (871)

 Stock dividend                              48,043              48            1,153                              (1,201)

 Common stock exercised
    Under stock option plan                   2,253               2               11
                                         ----------     -----------      -----------                         -----------
BALANCE 12/31/1998                        1,014,982           1,015           12,642                                 310

 Net income                                                                                $     1,394             1,394

 Other comprehensive income
    Unrealized loss on securities,
    Net of $190 tax                                                                               (368)
                                                                                           -----------

 Comprehensive income                                                                      $     1,026
                                                                                           ===========

 Common stock issued                        106,189             106            3,610

 Cash dividend                                                                                                      (135)

 Common stock exercised
    Under stock option plan                   4,390               5               34
                                         ----------     -----------      -----------                         -----------
BALANCE, 12/31/1999                       1,125,561           1,126           16,286                               1,569

 Net income                                                                                $     1,608             1,608

 Other comprehensive
    Unrealized gain on securities,
    Net of $161 tax                                                                                313               313
                                                                                           -----------
 Comprehensive income                                                                      $     1,921
                                                                                           ===========

 Cash dividend                                                                                                      (564)

 Common stock exercised
    Under stock option plan                   8,027               8               36
                                         ----------     -----------      -----------                         -----------
BALANCE, 12/31/2000                       1,133,588     $     1,134      $    16,322                         $     2,613
                                         ==========     ===========      ===========                         ===========



                                           ACCUMULATED
                                                 OTHER          TOTAL
                                         COMPREHENSIVE   STOCKHOLDERS'
                                    INCOME (LOSS), NET          EQUITY
                                    ------------------   -------------
BALANCE, 12/31/1997                     $        92       $    13,436

 Net income                                                     1,481

 Other comprehensive income
    Unrealized gain on securities,
    Net of $10 tax                               19                19

 Comprehensive income

 Holding company reorganization

 Cash dividend                                                   (871)

 Stock dividend

 Common stock exercised
    Under stock option plan                                        13
                                        -----------       -----------

BALANCE 12/31/1998                              111            14,078

 Net income                                                     1,394

 Other comprehensive income
    Unrealized loss on securities,
    Net of $190 tax                            (368)             (368)

 Comprehensive income

 Common stock issued                                            3,716

 Cash dividend                                                   (135)

 Common stock exercised
    Under stock option plan                                        39
                                        -----------       -----------
BALANCE, 12/31/1999                            (257)           18,724

 Net income                                                     1,608

 Other comprehensive
    Unrealized gain on securities,
    Net of $161 tax                                               313

 Comprehensive income

 Cash dividend                                                   (564)

 Common stock exercised
    Under stock option plan                                        44
                                        -----------       -----------
BALANCE, 12/31/2000                     $        56       $    20,125
                                        ===========       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                        Valley Community Bancshares, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------------
                                                                                     2000             1999             1998
                                                                               ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                           $    1,608       $    1,394       $    1,481
          Adjustments to reconcile net income to net cash
          from operating activities
                  Provisions for loan losses                                          145               84                9
                  Depreciation                                                        435              415              307
                  Deferred income tax                                                  28               (8)             (33)
                  Net amortization on securities                                       34               70               62
                  FHLB stock dividends                                                (27)             (29)             (10)
                  Gain on sale of securities available-for-sale                                         (1)              (2)
                  Loss on sale of premises and equipment                                4
                  Increase in accrued interest receivable                            (101)             (79)            (103)
                  Increase (decrease) in other assets                                (131)              85              (74)
                  Increase in accrued interest payable                                250                7               21
                  Increase in other liabilities                                        26               24              188
                                                                               ----------       ----------       ----------
                        Net cash from operating activities                          2,271            1,962            1,846
                                                                               ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold                                              2,530             (530)
          Net (increase) decrease in interest-bearing deposits with banks            (431)           1,578            1,600
          Purchase of securities available-for-sale                                (6,169)         (17,919)         (26,432)
          Proceeds from sales of securities available-for-sale                                       1,001            2,377
          Proceeds from maturities of securities available-for-sale                 9,388           14,311           13,619
          Proceeds from maturities of securities held-to-maturity                     962            1,094            2,562
          Purchase stock in FHLB                                                                       (36)            (345)
          Net increase in loans                                                   (15,988)         (10,918)          (3,110)
          Additions to premises and equipment                                      (1,430)          (1,464)            (796)
          Additions to real estate held for investment                                                                   (1)
          Reduction to real estate held for investment                                                  32
                                                                               ----------       ----------       ----------
                        Net cash from investing activities                        (13,668)          (9,791)         (11,056)
                                                                               ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposits                                                 11,238            3,526           12,133
          Net increase (decrease) in other borrowed funds                              18              305             (649)
          Cash dividends paid                                                        (564)            (135)            (871)
          Common stock issued                                                                        3,591
          Stock options exercised                                                      44               39               13
                                                                               ----------       ----------       ----------
                        Net cash from financing activities                         10,736            7,326           10,626
                                                                               ----------       ----------       ----------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                   (661)            (503)           1,416

CASH AND DUE FROM BANKS, beginning of year                                          5,127            5,630            4,214
                                                                               ----------       ----------       ----------
CASH AND DUE FROM BANKS, end of year                                           $    4,466       $    5,127       $    5,630
                                                                               ==========       ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Cash payments for
                  Interest                                                     $    3,465       $    2,966       $    3,118
                                                                               ==========       ==========       ==========
                  Income taxes                                                 $      795       $      563       $      655
                                                                               ==========       ==========       ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
          Unrealized gains (losses) on securities available-for-sale           $      474       $     (558)      $       29
                                                                               ==========       ==========       ==========
          Common stock issued for land                                         $                $      125       $
                                                                               ==========       ==========       ==========
          Deferred tax on unrealized gains (losses) on securities
                  Available-for-sale                                           $     (161)      $      189       $       10
                                                                               ==========       ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Valley Community Bancshares, Inc. (the Company) and its wholly owned subsidiaries Puyallup Valley Bank and Valley Bank (collectively, the "Banks"). All significant intercompany transactions and balances have been eliminated in consolidation.

DESCRIPTION OF BUSINESS
The Company is a Washington State bank holding company headquartered in Puyallup, Washington. The Company was organized as a holding company for its principal bank subsidiary, Puyallup Valley Bank, through reorganization completed on July 1, 1998. The Company conducts its business primarily through the Bank. The Company recently became a multi-bank holding company by assisting in the formation of Valley Bank, a wholly owned subsidiary of the Company, beginning January 11, 1999.

The Company's main office is located in Puyallup, Washington, which also serves as the main office of Puyallup Valley Bank. Valley Bank is located in Auburn, Washington. The Company provides a full range of commercial banking services to small and medium-sized businesses, professionals, and other individuals through banking offices located in Puyallup and Auburn, Washington, and their environs.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions and estimates affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. They also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, and amounts due from banks. Cash and cash equivalents have an original maturity of three months or less.

INTEREST-BEARING DEPOSITS WITH BANKS
Interest-bearing deposits with banks include interest-bearing deposits at the Federal Home Loan Bank and certificates of deposit in financial institutions located throughout the United States. All certificates of deposit are under the FDIC insurance limit.

INVESTMENT SECURITIES
Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Securities, which are held-to-maturity, are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

Investment securities categorized as available-for-sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available-for-sale securities are recorded at estimated fair value, with the net unrealized gain or loss included in comprehensive income, net of the related tax effect. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. The Company had no trading securities at December 31, 2000 and 1999.

FEDERAL HOME LOAN BANK STOCK
The Company's investment in Federal Home Loan Bank (the FHLB) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Company may request redemption at par value of any stock in excess of the amount the Company is required to hold. Stock redemptions are at the discretion of the FHLB.

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS
Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their outstanding principal, and are adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan, or the fair market value of the loan's collateral.

ALLOWANCE FOR LOAN LOSS
The allowance for loan loss is management's best estimate of loan losses incurred at the balance sheet date. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries), and established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, commitments to extend credit and standby letters of credit based on evaluations of collectibility, and prior loss experience of loans. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, standby letters of credit, and current economic conditions that may affect the borrowers' ability to pay.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the estimated losses on loans and foreclosed assets held for sale, management obtains independent appraisals for significant properties.

The majority of the Company's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Puyallup and Pierce County area and also in the Auburn and King County area. Real estate prices in this market are stable at this time. However, the ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to change in local market conditions in the future.

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

Management determines the adequacy of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a specific loss rate assigned to the total loans in each type, but unallocated to any individual loan. Conversely, each adversely classified loan is individually analyzed, to determine an estimated loss amount. A valuation allowance is also assigned to these adversely classified loans, but at a higher loss rate due to the greater risk of loss. For those loans where the loss is greater than the background percentage, the estimated loss amount is considered specifically allocated to the allowance.

Although management has allocated a portion of the allowance to the loan categories using the method described above, the adequacy of the allowance must be considered as a whole. To mitigate the imprecision in most estimates of expected loan losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated portion includes management's judgmental determination of the amounts necessary for qualitative factors such as the consideration of new products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel. Loan concentrations, quality, terms, and basic underlying assumptions remained substantially unchanged during the period.

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated amortization and depreciation. Leasehold improvements are amortized on a straight-line basis over the lives of the respective leases. Depreciation is computed on the straight-line method over the following estimated useful lives:

Building and improvements                      10 - 40 years
Furniture, fixtures, and equipment              3 - 10 years

REAL ESTATE HELD FOR INVESTMENT
Real estate held for investment is property that was acquired for resale. The property is recorded at the lower of cost or fair value and is periodically evaluated to determine that the carrying value does not exceed the fair value of the property. The amount the Company will ultimately recover may differ from the carrying value of the asset because of future market factors beyond the Company's control.

INCOME TAX
The Company records its provision for income taxes using the liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

RESTRICTED ASSETS
Federal Reserve Board Regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank. The amounts of such balances on deposit were approximately $916,000 and $868,000 at December 31, 2000 and 1999, respectively.

STOCK OPTION PLAN
The Company recognizes the financial effects of stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are issued at a price that approximates the fair value of the Company's stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company's financial statements.

FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded, or related fees are incurred or received.

EARNINGS PER SHARE
Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

ADVERTISING COSTS
The Company expenses advertising costs as they are incurred and these are not considered to be material.

IMPACT OF NEW ACCOUNTING ISSUES
During the year 2000 the Financial Accounting Standard Board issued the following accounting standards.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will implement this statement effective January 1, 2001. The Company does not expect the statement will result in a material impact on its financial position or results of operations.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and establishes the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement is effective for transfers of financial assets occurring after March 31, 2001, applied prospectively and effective for disclosures about securitizations, and for reclassification and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000. The Company does not expect the statement will result in a material impact on its financial position or results of operations.

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - INVESTMENT SECURITIES

Investment securities have been classified according to management's intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):


DECEMBER 31, 2000


SECURITIES AVAILABLE-FOR-SALE                               GROSS           GROSS       ESTIMATED
                                        AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                             COST           GAINS          LOSSES           VALUE
                                       ----------      ----------      ----------      ----------
U.S. Treasury and U.S. Government
   corporations and agencies           $   16,652      $       77      $       30      $   16,699
State and political subdivisions            4,710              38               7           4,741
Mortgage-backed securities                  7,531              47              30           7,548
Other                                       1,504                               9           1,495
                                       ----------      ----------      ----------      ----------

                                           30,397             162              76          30,483
                                       ----------      ----------      ----------      ----------
SECURITIES HELD-TO-MATURITY

U.S. Treasury and U.S. Government
   corporations and agencies                  244               4                             248
State and political subdivisions               35                                              35
                                       ----------      ----------      ----------      ----------

                                              279               4                             283
                                       ----------      ----------      ----------      ----------

                                       $   30,676      $      166      $       76      $   30,766
                                       ==========      ==========      ==========      ==========

DECEMBER 31, 1999

SECURITIES AVAILABLE-FOR-SALE                               GROSS           GROSS       ESTIMATED
                                        AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                             COST           GAINS          LOSSES           VALUE
                                       ----------      ----------      ----------      ----------

U.S. Treasury and U.S. Government
    corporations and agencies          $   18,630      $       23      $      224      $   18,429
State and political subdivisions            4,233               7              39           4,201
Mortgage-backed securities                  9,269              14             132           9,151
Other                                       1,520                              39           1,481
                                       ----------      ----------      ----------      ----------

                                           33,652              44             434          33,262
                                       ----------      ----------      ----------      ----------
SECURITIES HELD-TO-MATURITY

U.S. Treasury and U.S. Government
   corporations and agencies                  321               2                             323
State and political subdivisions              920               4                             924
                                       ----------      ----------      ----------      ----------

                                            1,241               6                           1,247
                                       ----------      ----------      ----------      ----------

                                       $   34,893      $       50      $      434      $   34,509
                                       ==========      ==========      ==========      ==========

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - INVESTMENT SECURITIES  (CONTINUED)

The amortized cost and estimated market value of securities available-for-sale and securities held-to-maturity, at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                    AVAILABLE-FOR-SALE               HELD-TO-MATURITY
                                --------------------------      --------------------------
                                                 ESTIMATED                       ESTIMATED
                                 AMORTIZED            FAIR       AMORTIZED            FAIR
                                      COST           VALUE            COST           VALUE
                                ----------      ----------      ----------      ----------
Due in one year or less         $   10,014      $    9,984      $       35      $       35
Due from one to five years          14,599          14,648
Due from five to ten years           1,856           1,875
Due after ten years                  3,928           3,976             244             248
                                ----------      ----------      ----------      ----------

        Totals                  $   30,397      $   30,483      $      279      $      283
                                ==========      ==========      ==========      ==========


Proceeds from sales of available-for-sale investment securities were $0, $1,001,000, and $2,377,000 in 2000, 1999, and 1998, respectively.

Gross gains from the sales of available-for-sale investment securities were $0, $1,000, and $5,000 in 2000, 1999, and 1998, respectively. The Company incurred gross losses of $0 in 2000 and 1999, and $3,000 in 1998.

Investments in state and political subdivisions represent purchases of municipal bonds located in Washington State. Investments in corporate debt obligations are made in companies located and doing business throughout the United States. The debt obligations were all within the credit ratings acceptable under the Company's investment policy.

Investment securities with a book value of $3,361,000 and $3,864,000 at 2000 and 1999, respectively, have been pledged to secure public deposits, as required by law, and other purposes. The estimated fair value of these pledged securities is $3,354,000 and $3,829,000 at December 31, 2000 and 1999, respectively.


NOTE 3 - LOANS

The major classifications of loans at December 31 are summarized as follows (dollars in thousands):


                                        2000             1999
                                  ----------       ----------
Real Estate
       Construction               $    5,959       $    7,384
       Mortgage                       16,701           15,867
       Commercial                     52,620           40,254
Commercial                            16,258           12,892
Consumer and other                     2,523            1,864
Lease                                    560              377
                                  ----------       ----------
                                      94,621           78,638
Less deferred loan fees, net              (7)              (4)
                                  ----------       ----------
       Totals                     $   94,614       $   78,634
                                  ==========       ==========

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - LOANS  (CONTINUED)

Contractual maturities of loans as of December 31, 2000 are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.


                                WITHIN 1 YEAR         1 - 5 YEARS       AFTER 5 YEARS               TOTAL
                               --------------      --------------      --------------      --------------
Commercial                     $       10,794      $        5,235      $          229      $       16,258
Real Estate, commercial                 9,789              42,734                  97              52,620
Real Estate, construction               5,350                 559                  50               5,959
Real Estate, mortgage                   1,197              14,411               1,093              16,701
Consumer and other                      1,052               1,075                 396               2,523
Lease                                      39                 521                                     560
                               --------------      --------------      --------------      --------------
                               $       28,221      $       64,535      $        1,865      $       94,621
                               ==============      ==============      ==============      ==============

                                                      1 - 5 YEARS       AFTER 5 YEARS
                                                   --------------      --------------
Loans maturing after one year with:
Fixed rates                                        $       54,106      $        1,672
Variable rates                                             10,429                 193
                                                   --------------      --------------
                                                   $       64,535      $        1,865
                                                   ==============      ==============


At December 31, 2000 and 1999, the Company had no loans that were specifically classified as impaired and, therefore, no allocation of the allowance for possible credit losses was considered necessary at December 31, 2000 and 1999.

The effects of troubled debt restructurings are not considered material to the Company's financial position and results of operations.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):


                                      2000             1999             1998
                                ----------       ----------       ----------
Balance, beginning of year      $      959       $      883       $      840
Provision for loan losses              145               84                9
Additions from recoveries               12                                45
Loans charged off                      (20)              (8)             (11)
                                ----------       ----------       ----------

Balance, end of year            $    1,096       $      959       $      883
                                ==========       ==========       ==========


                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (dollars in thousands):


                                                    2000             1999
                                              ----------       ----------

Equipment, furniture, and fixtures            $    3,264       $    3,205
Land and buildings                                 5,964            3,748
Construction in progress                                              950
                                              ----------       ----------

                                                   9,228            7,903
Less: accumulated depreciation                    (3,516)          (3,186)
                                              ----------       ----------

                                              $    5,712       $    4,717
                                              ==========       ==========




Depreciation expense on premises and equipment totaled $435,000 in 2000, $415,000 in 1999, and $307,000 in 1998.




NOTE 6 - DEPOSITS

Interest-bearing deposits at December 31 consisted of the following (dollars in thousands):


                                                                                            2000          1999
                                                                                      ----------    ----------

Demand accounts                                                                       $   17,417    $   15,926
Money market accounts                                                                     29,841        28,603
Savings accounts                                                                          10,320        12,002
Certificates of deposit over $100,000                                                     19,754        14,555
Other certificates of deposit                                                             23,575        21,374
                                                                                      ----------    ----------

                                                                                      $  100,907    $   92,460
                                                                                      ==========    ==========


At December 31, 2000, the scheduled maturities of certificates of deposit are as follows (dollars in thousands):

                                                                                            2001    $   41,351
                                                                                            2002         1,863
                                                                                            2003            52
                                                                                            2004             6
                                                                                            2005            56
                                                                                                    ----------

                                                                                                    $   43,329
                                                                                                    ==========


                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - CREDIT ARRANGEMENTS

The Banks are members of the Federal Home Loan Bank of Seattle. As a member, Puyallup Valley Bank has a committed line of credit up to 10 percent of total assets. Valley Bank's credit line is on a case-by-case basis. Borrowings generally provide for interest at the then current published rates. There were no borrowings outstanding at December 31, 2000 or 1999. During 2000, the maximum amount of borrowings outstanding totaled $2,700,000. The average amounts of borrowings outstanding during 2000 were $327,000 at an average weighted interest rate of 6.63 percent. There were no borrowings outstanding during 1999 and 1998.

At December 31, 2000, committed line-of-credit agreements totaling approximately $7,100,000 were available to the Company from unaffiliated banks with maturities that range from April 2001 to June 2001. Such lines generally provide for interest at the then existing federal funds rate. There were no borrowings outstanding under these credit arrangements at December 31, 2000 and 1999. There were no borrowings outstanding during 2000, 1999, and 1998.


NOTE 8 - INCOME TAXES

The components of the provision for federal income tax expense for the years ended December 31, are as follows (dollars in thousands):


                                                           2000          1999           1998
                                                       --------      --------       --------

Current                                                $    700      $    588       $    649
Deferred                                                     28            (8)           (33)
                                                       --------      --------       --------

                                                       $    728      $    580       $    616
                                                       ========      ========       ========


       A reconciliation of the effective income tax rate with the federal statutory rate is as follows (dollars in thousands):


                                        2000                               1999                             1998
                            ----------------------------       ----------------------------      ----------------------------
                                AMOUNT              RATE           AMOUNT              RATE          AMOUNT              RATE
                            ----------        ----------       ----------        ----------      ----------        ----------
Federal income tax at
       statutory rates      $      794                34%      $      671                34%     $      713                34%

Effect of tax-exempt
       interest income             (73)              -3%              (96)              -5%            (108)              -5%
Other                                7                                  5                                11
                            ----------        ----------       ----------        ----------      ----------        ----------
                            $      728                31%      $      580                29%     $      616                29%
                            ==========        ==========       ==========        ==========      ==========        ==========

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES (CONTINUED)

The following are the significant components of deferred tax assets and liabilities at December 31 (dollars in thousands):


                                                                   2000            1999
                                                             ----------      ----------
Deferred tax assets
       Allowance for loan losses                             $      301      $      270
       Unrealized loss on securities available-for-sale                             132
       Deferred compensation                                         54              36
       Other                                                         23              31
                                                             ----------      ----------

                                                                    378             469
                                                             ----------      ----------
Deferred tax liabilities
       Accumulated depreciation                                     119              32
       Unrealized gain on securities available-for-sale              29
       Other                                                         47              65
                                                             ----------      ----------

                                                                    195              97
                                                             ----------      ----------

 Net deferred tax asset                                      $      183      $      372
                                                             ==========      ==========


The Bank believes, based on available information, all deferred assets will be realized in the normal course of business; therefore, these assets have not been reduced by a valuation allowance.


NOTE 9 - STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

In January 1998, the Company distributed 48,043 shares of common stock in connection with 5 percent stock dividends. All references in the accompanying consolidated financial statements to the average number of shares of common stock and per-share amounts have been restated to reflect these stock dividends.


The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital amounts and ratios are also presented in the table (dollars in thousands):


                                                                                                    TO BE WELL
                                                                        FOR CAPITAL           CAPITALIZED UNDER PROMPT
                                             ACTUAL                  ADEQUACY PURPOSES      CORRECTIVE ACTION PROVISIONS
                                     ----------------------       ----------------------    ----------------------------
                                       AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT         RATIO
                                     --------      --------       --------      --------       --------      --------
As of December 31, 2000:
Total Capital
      (to Risk-Weighted Assets)
           Consolidated              $ 21,164         19.75%      $  8,575          8.00%      $ 10,718         10.00%
           Puyallup Valley Bank      $ 14,375         15.25%      $  7,543          8.00%      $  9,429         10.00%
           Valley Bank               $  3,932         36.12%      $    871          8.00%      $  1,089         10.00%

Tier I Capital
      (to Risk-Weighted Assets)
           Consolidated              $ 20,068         18.72%      $  4,287          4.00%      $  6,431          6.00%
           Puyallup Valley Bank      $ 13,404         14.22%      $  3,771          4.00%      $  5,657          6.00%
           Valley Bank               $  3,807         34.97%      $    435          4.00%      $    653          6.00%

Tier I Capital
      (to Average Assets)
           Consolidated              $ 20,068         13.46%      $  5,963          4.00%      $  7,454          5.00%
           Puyallup Valley Bank      $ 13,404          9.99%      $  5,368          4.00%      $  6,710          5.00%
           Valley Bank               $  3,807         29.01%      $    525          4.00%      $    656          5.00%

As of December 31, 1999:
Total Capital
      (to Risk-Weighted Assets)
           Consolidated              $ 19,940         21.70%      $  7,357          8.00%      $  9,196         10.00%
           Puyallup Valley Bank      $ 13,867         16.30%      $  6,814          8.00%      $  8,518         10.00%
           Valley Bank               $  3,962         68.00%      $    466          8.00%      $    583         10.00%

Tier I Capital
      (to Risk-Weighted Assets)
           Consolidated              $ 18,981         20.60%      $  3,678          4.00%      $  5,518          6.00%
           Puyallup Valley Bank      $ 12,970         15.20%      $  3,407          4.00%      $  5,111          6.00%
           Valley Bank               $  3,900         66.90%      $    233          4.00%      $    350          6.00%

Tier I Capital
      (to Average Assets)
           Consolidated              $ 18,981         13.80%      $  5,522          4.00%      $  6,903          5.00%
           Puyallup Valley Bank      $ 12,970         10.00%      $  5,194          4.00%      $  6,492          5.00%
           Valley Bank               $  3,900         53.40%      $    292          4.00%      $    365          5.00%

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

(a) FINANCIAL INSTRUMENTS - The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of commitments at December 31 is as follows (dollars in thousands):


                                                                   2000            1999
                                                             ----------      ----------
Commitments to extend credit                                 $   15,084      $   13,910
Standby letters of credit                                           321             343
                                                             ----------      ----------

                                                             $   15,405      $   14,253
                                                             ==========      ==========


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company's experience has been that customers draw upon approximately 75 percent of loan commitments. While approximately all of commercial letters of credit are utilized, a significant portion of such utilization is on an immediate payment basis. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Company deemed necessary.

(b) OPERATING LEASE COMMITMENTS - The Company leases its operating facilities under agreements, which expire between 2001 and 2005. The agreements require the Company to pay certain operating expenses. The approximate annual commitment for rental space under these operating leases is summarized as follows (dollars in thousands):



            YEAR ENDING
           DECEMBER 31,
------------------------
                   2001                 $   102
                   2002                      74
                   2003                      35
                   2004                       8
                   2005                       3
                                        -------

                                        $   222
                                        =======


Rental expense charged to operations was $107,000, $109,000, and $45,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

(c) LEGAL PROCEEDINGS - The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these and other pending or threatened actions and proceedings will not have a material effect on the financial position or results of operation of the Company and its subsidiaries.

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers, principal stockholders, and companies in which they have a beneficial interest, are loan customers of the Company. All loans and loan commitments were made in compliance with applicable laws and regulations on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features.

Such loans had aggregate balances and activity during 2000, 1999, and 1998 as follows (dollars in thousands):


                                                           2000          1999           1998
                                                       --------      --------       --------
Balance at beginning of year                           $  2,139      $    550       $    500
New loans or advances                                     1,205         2,378             50
Repayments                                               (1,134)         (789)
                                                       --------      --------       --------

Balance at end of year                                 $  2,210      $  2,139       $    550
                                                       ========      ========       ========



Deposits from related parties totaled approximately $6,482,000, $5,175,000, and $4,677,000 at December 31, 2000, 1999, and 1998, respectively.


NOTE 12 - EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan for those employees who meet the eligibility requirements set forth in the plan. Contributions to the plan, adopted in January 1987, are at the discretion of the Company's Board of Directors. Eligible employees can contribute up to 12% of compensation. The Company made no contributions to the plan in 2000, 1999, or 1998.

The Company also has a noncontributory profit-sharing plan covering substantially all employees. Contributions to the plan are at the discretion of the Company's Board of Directors, and totaled $96,500, $84,000, and $94,000 in 2000, 1999, and 1998, respectively.


NOTE 13 - STOCK OPTION PLAN

The Company has a qualified incentive stock option plan that provides for the awarding of stock options to certain officers and employees of the Company. The awarding of stock options is at the discretion of the Board of Directors. Options granted under the plan vest under a schedule determined by the Board of Directors and expire ten years from the date of the grant. The exercise price of all options granted under the plan is equal to the fair value of the common stock on the date of the grant. Average exercise price per share, number of shares authorized, available for grant, granted, exercised, outstanding, and currently exercisable reflect the dilutive effect of stock dividends and stock splits.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The pro forma information recognizes, as compensation, the estimated fair value of stock options granted using an option valuation model known as the Black-Scholes model. Pro forma earnings per share amounts reflect an adjustment as if the fair value of the options were recognized as compensation for the period.

For the most part, variables and assumptions are used in the model. For the periods 2000, 1999, and 1998, respectively, the risk-free interest rate is 6.25 percent, 5.75 percent, and 5.75 percent, the dividend yield rate is 1.9 percent,
1.4 percent, and 1.7 percent, the price volatility is not meaningful, and the weighted average expected life of the options has been measured at 7 years.

The fair value of options issued in 1999 was estimated at $24,000. There were no options issued in 2000. The remaining unrecognized compensation for fair value of stock options was approximately $17,000 as of December 31, 2000.

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - STOCK OPTION PLAN (CONTINUED)

Management believes that the variables and assumptions used in the options-pricing model are subjective and represent only one estimate of possible value. The fair value of options granted, that are recognized in pro forma earnings, is shown below:

In thousands, except for per share amounts

                                                                        2000           1999           1998
                                                                   ---------      ---------      ---------
Pro forma disclosures
      Net income as reported                                       $   1,608      $   1,394      $   1,481
      Additional compensation for fair value of stock options
                                                                          (5)            (3)            (2)
                                                                   ---------      ---------      ---------

Pro forma net income                                               $   1,603      $   1,391      $   1,479
                                                                   =========      =========      =========

Earnings per share
      Basic
           As reported                                             $    1.42      $    1.24      $    1.46
                                                                   =========      =========      =========

           Pro forma                                               $    1.42      $    1.24      $    1.46
                                                                   =========      =========      =========
      Diluted
           As reported                                             $    1.39      $    1.21      $    1.41
                                                                   =========      =========      =========

           Pro forma                                               $    1.39      $    1.21      $    1.41
                                                                   =========      =========      =========


Information with respect to option transactions is summarized as follows:


                                                                                      AVERAGE
                                                      EXERCISE        CURRENTLY        OPTIONS
                                    AUTHORIZED           PRICE        EXERCISED    OUTSTANDING   EXERCISABLE
                                   -----------     -----------      -----------    -----------   -----------
Balance, December 31, 1997             159,070     $     10.69          102,634         51,884        38,188

      1998 Option plan                 100,000
      Granted                                            33.00                          13,750
      Exercised                                           5.99            2,253         (2,253)       (2,253)
                                   -----------     -----------      -----------    -----------   -----------

Balance, December 31, 1998             259,070           15.70          104,887         63,381        35,935

      Granted                                            35.00                          14,500
      Exercised                                           8.68            4,390         (4,390)       (4,390)
      Expired and forfeitures                            34.14                          (8,750)
      Vested                                                                                           5,464
                                   -----------     -----------      -----------    -----------   -----------

Balance, December 31, 1999             259,070           18.00          109,277         64,741        37,009

      Granted
      Exercised                                           5.42            8,027         (8,027)       (8,027)
      Expired and forfeitures
      Vested                                                                                           2,982
                                   -----------     -----------      -----------    -----------   -----------

Balance, December 31, 2000             259,070     $     19.78          117,304         56,714        31,964
                                   ===========     ===========      ===========    ===========   ===========

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - STOCK OPTION PLAN (CONTINUED)

Additional financial data pertaining to outstanding stock options is as follows:


                                               WEIGHTED AVERAGE                                                    WEIGHTED AVERAGE
                                                      REMAINING        WEIGHTED AVERAGE               NUMBER      EXERCISE PRICE OF
          RANGE OF               NUMBER OF          CONTRACTUAL       EXERCISE PRICE OF          EXERCISABLE            EXERCISABLE
   EXERCISE PRICES           OPTION SHARES      LIFE (IN YEARS)           OPTION SHARES        OPTION SHARES          OPTION SHARES
------------------      ------------------   ------------------      ------------------   ------------------     ------------------
$             9.70                  24,122                 1.90      $             9.70               24,122     $             9.70
$    12.34 - 12.36                   6,684                 3.07      $            12.34                6,684     $            12.34
$            15.54                   1,158                 4.45      $            15.54                1,158     $            15.54
$            23.81                   5,250                 6.89      $            23.81
$            25.00                   2,000                 7.22      $            25.00
$            35.00                  17,500                 8.26      $            35.00


NOTE 14 - EARNINGS PER SHARE

The numerators and denominators of basic and fully diluted earnings per share are as follows:

In thousands, except for per share amounts


                                                           2000          1999           1998
                                                       --------      --------       --------
Net income (numerator)                                 $  1,608      $  1,394       $  1,481
                                                       ========      ========       ========

Shares used in the calculation (denominator)
     Weighted average shares outstanding               1,131,484     1,119,780      1,012,844
     Effect of dilutive stock options                    22,399        32,796         34,901
     Fully diluted shares                              1,153,883     1,152,576      1,047,745
                                                       ========      ========       ========

Basic earnings per share                               $   1.42      $   1.24       $   1.46
                                                       ========      ========       ========

                                                       $   1.39      $   1.21       $   1.41
                                                       ========      ========       ========


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of commitments to customers is not considered material since they are for relatively short periods of time and subject to customary credit terms. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(a) CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS WITH BANKS, OTHER BORROWED FUNDS, AND FEDERAL FUNDS SOLD - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

(b) SECURITIES - For securities, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

(c) FEDERAL HOME LOAN BANK STOCK - The carrying amount is a reasonable estimate of fair value.

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

(d) LOANS - The fair value of loans generally is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For certain homogeneous categories of loans, such as Small Business Administration guaranteed loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

(e) DEPOSITS - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

(f) LIMITATIONS - The fair value estimates presented herein are based on pertinent information available to management as of the applicable date.

(g) OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - Commitments to extend credit and letters of credit represent the principal categories of off-balance-sheet instruments (Note 10). The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms.

The estimated fair values of the Company's financial instruments at December 31 are as follows (dollars in thousands):


                                                           2000                            1999
                                                 --------------------------      --------------------------
                                                   Carrying            Fair        Carrying            Fair
                                                     Amount           Value          Amount           Value
                                                 ----------      ----------      ----------      ----------
Financial Assets:
      Cash and due from banks, interest-
           bearing deposits with banks, and      $   14,589      $   14,589      $   14,819      $   14,819
           federal funds sold
      Securities                                 $   30,762      $   30,766      $   34,503      $   34,509
           Federal Home Loan Bank stock          $      447      $      447      $      420      $      420
      Loans                                      $   94,614      $   94,078      $   78,634      $   77,667
Financial Liabilities:
      Deposits                                   $  125,047      $  125,057      $  113,809      $  113,725
      Other borrowed funds                       $      557      $      557      $      539      $      539


NOTE 16 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION

Condensed balance sheet at December 31, 2000 and 1999 (dollars in thousands):


                                                               2000         1999
                                                            -------      -------
ASSETS
      Cash and due from bank                                $   831      $ 1,131
      Investment in Banks                                    17,267       16,613
      Other assets                                            2,051          980
                                                            -------      -------

            Total assets                                    $20,149      $18,724
                                                            =======      =======

LIABILITIES
      Accounts payable                                      $    24      $
                                                            -------      -------
            Total liabilities                                    24

TOTAL STOCKHOLDERS' EQUITY                                   20,125       18,724
                                                            -------      -------

            Total liabilities and stockholders' equity      $20,149      $18,724
                                                            =======      =======

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION (CONTINUED)



                                                             2000             1999             1998
                                                       ----------       ----------       ----------
INCOME
           Dividend from Bank                          $    1,300       $      900       $    2,075
           Other income                                        46               27
                                                       ----------       ----------       ----------

                    Total income                            1,346              927            2,075
                                                       ----------       ----------       ----------

EXPENSES
           Other expenses                                      99               15              131
                                                       ----------       ----------       ----------

                    Total expenses                             99               15              131

NET INCOME BEFORE FEDERAL INCOME TAX AND
           EQUITY IN UNDISTRIBUTED INCOME OF BANK           1,247              912            1,944

INCOME TAX                                                     20              (13)              44
                                                       ----------       ----------       ----------

NET INCOME BEFORE EQUITY IN UNDISTRIBUTED
           INCOME OF BANK                                   1,267              899            1,988

EQUITY IN UNDISTRIBUTED INCOME OF BANK                        341              495

DISTRIBUTIONS RECEIVED IN EXCESS OF BANK INCOME                                              (1,294)
                                                       ----------       ----------       ----------

NET INCOME                                             $    1,608       $    1,394       $      694
                                                       ==========       ==========       ==========


Condensed statement of cash flows for the year ended December 31, 2000 and 1999, and for the period from inception (July 1, 1998) to December 31, 1998 (dollars in thousands):


                                                                                            2000             1999             1998
                                                                                      ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                   $    1,608       $    1,394       $      694
         Adjustments to reconcile net income to net cash from operating activities
                Distributions received in excess of subsidiary bank income                  (341)            (495)           1,294
                Other operating activities                                                    36              (54)              26
                                                                                      ----------       ----------       ----------

                Net cash from operating activities                                         1,303              845            2,014
                                                                                      ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of premises and equipment                                               (1,083)            (776)             (50)
         Investment in Valley Bank                                                                         (4,025)
                                                                                      ----------       ----------       ----------

                Net cash from investing activities                                        (1,083)          (4,801)             (50)
                                                                                      ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Sale of Common Stock                                                                 44            3,630               13
         Dividend                                                                           (564)            (135)            (385)
                                                                                      ----------       ----------       ----------

                Net cash from financing activities                                          (520)           3,495             (372)

NET INCREASE (DECREASE) IN CASH                                                             (300)            (461)           1,592

CASH, beginning of year                                                                    1,131            1,592
                                                                                      ----------       ----------       ----------
CASH, end of year                                                                     $      831       $    1,131       $    1,592
                                                                                      ==========       ==========       ==========

                        Valley Community Bancshares, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SUBSEQUENT EVENT

DIVIDENDS - On January 26, 2001, the Board of Directors of the Company declared a cash dividend of $.55 per share. The dividend was paid during February 2001 to those shareholders of record on December 31, 2000. The dividend was approximately $624,000.


NOTE 18 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION - UNAUDITED

Quarterly financial information for the year ended December 31, 2000 and 1999 is summarized as follows:

VALLEY COMMUNITY BANCSHARES, INC.
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


2000                                                             FIRST        SECOND       THIRD        FOURTH     YEAR ENDED
                                                                QUARTER      QUARTER      QUARTER      QUARTER     DECEMBER 31,
                                                               ----------   ----------   ----------   ----------   ----------
STATEMENT OF INCOME DATA
    Interest Income                                            $    2,400   $    2,568   $    2,740   $    2,825   $   10,533
    Interest expense                                                  773          896        1,014        1,032        3,715
                                                               ----------   ----------   ----------   ----------   ----------
         Net interest income                                        1,627        1,672        1,726        1,793        6,818
    Provision for loan losses                                          27           32           43           43          145
                                                               ----------   ----------   ----------   ----------   ----------
         Net interest income after provision for loan losses        1,600        1,640        1,683        1,750        6,673
    Noninterest income                                                142          147          191          181          661
    Noninterest expense                                             1,203        1,213        1,238        1,344        4,998
                                                               ----------   ----------   ----------   ----------   ----------
      Income before provision for income tax                          539          574          636          587        2,336
    Provision for income tax                                          162          169          202          195          728
                                                               ----------   ----------   ----------   ----------   ----------
      Net Income                                               $      377   $      405   $      434   $      392   $    1,608
                                                               ==========   ==========   ==========   ==========   ==========

PER-SHARE DATA
    Basic earnings per share                                   $     0.33   $     0.36   $     0.38   $     0.35   $     1.42
    Diluted earnings per share                                 $     0.33   $     0.35   $     0.38   $     0.34   $     1.39
    Weighted average shares outstanding                         1,125,562    1,133,148    1,133,588    1,133,638    1,131,484
    Weighted average diluted shares outstanding                 1,154,009    1,155,785    1,153,049    1,152,689    1,153,883


1999                                                             FIRST        SECOND       THIRD        FOURTH     YEAR ENDED
                                                                QUARTER      QUARTER      QUARTER      QUARTER     DECEMBER 31,
                                                               ----------   ----------   ----------   ----------   ----------
STATEMENT OF INCOME DATA
    Interest Income                                            $    2,134   $    2,173   $    2,283   $    2,368   $    8,958
    Interest expense                                                  730          716          753          774        2,973
                                                               ----------   ----------   ----------   ----------   ----------
         Net interest income                                        1,404        1,457        1,530        1,594        5,985
    Provision for loan losses                                          15           16           21           32           84
                                                               ----------   ----------   ----------   ----------   ----------
         Net interest income after provision for loan losses        1,389        1,441        1,509        1,562        5,901
    Noninterest income                                                154          138          151          146          589
    Noninterest expense                                             1,142        1,094        1,146        1,134        4,516
                                                               ----------   ----------   ----------   ----------   ----------
      Income before provision for income tax                          401          485          514          574        1,974
    Provision for income tax                                          117          145          136          182          580
                                                               ----------   ----------   ----------   ----------   ----------
      Net Income                                               $      284   $      340   $      378   $      392   $    1,394
                                                               ==========   ==========   ==========   ==========   ==========

PER-SHARE DATA
    Basic earnings per share                                   $     0.26   $     0.30   $     0.34   $     0.35   $     1.24
    Diluted earnings per share                                 $     0.25   $     0.29   $     0.33   $     0.34   $     1.21
    Weighted average shares outstanding                         1,108,227    1,123,699    1,123,586    1,123,608    1,119,780
    Weighted average diluted shares outstanding                 1,142,447    1,156,635    1,156,741    1,154,481    1,152,576

                        Valley Community Bancshares, Inc.

                            FINANCIAL DATA SUPPLEMENT


AVERAGE BALANCES AND AN ANALYSIS OF AVERAGE RATES EARNED AND PAID

The following tables show average balances and interest income or interest expense, with the resulting average yield or rate by category or average earning asset or interest-bearing liability.

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND AN ANALYSIS OF AVERAGE RATES EARNED AND PAID



                                                                                                       (DOLLARS IN THOUSANDS)
                                                                    2000                                          1999
                                                 ----------------------------------------------       -----------------------------
                                                   AVERAGE          REVENUE/          YIELD/            AVERAGE         REVENUE/
ASSETS                                             BALANCE           EXPENSE           RATE             BALANCE          EXPENSE
                                                 -----------       -----------      -----------       -----------      -----------
Interest-earning assets
    Loans (1)
       Commercial                                $    19,767       $     1,916             9.69%      $    17,607      $     1,559
       Real estate                                    60,078             5,213             8.68%           47,601            4,044
       Installment                                     6,276               533             8.49%            5,642              477
       Other                                           1,813               190            10.48%            1,285              116
       Fees on loans                                                       109                                                  51
                                                 -----------       -----------      -----------       -----------      -----------
          Total loans (including fees)                87,934             7,961             9.05%           72,135            6,247

    Investment securities
       Taxable                                        28,052             1,638             5.84%           29,255            1,608
       Tax-exempt (2)                                  4,913               327             6.66%            6,350              439
                                                 -----------       -----------      -----------       -----------      -----------
          Total investment securities                 32,965             1,965             5.96%           35,605            2,047

    Interest-bearing deposits with banks              10,534               690             6.55%           13,669              722
    Federal funds sold                                                                                      1,229               59
    Federal Home Loan Bank Stock                         430                28             6.51%              392               29
                                                 -----------       -----------      -----------       -----------      -----------
          Total Interest-earning assets          $   131,863       $    10,644             8.07%      $   123,030      $     9,104

Non-interest-earning assets
    Cash and due from banks                            5,466                                                5,187
    Premises and equipment, net                        5,586                                                4,478
Other, less allowance for loan losses                    (51)                                                 250
                                                 -----------                                          -----------
          Total non-interest-earning assets           11,001
                                                                                                            9,915
                                                 -----------                                          -----------
    TOTAL ASSETS                                 $   142,864                                          $   132,945
                                                 ===========                                          ===========
                                           (DOLLARS IN THOUSANDS)
                                                    1999                                   1998
                                           ----------------------  ---------------------------------------------
                                                   YIELD/            AVERAGE         REVENUE/          YIELD/
ASSETS                                              RATE             BALANCE          EXPENSE           RATE
                                                 -----------       -----------      -----------      -----------
Interest-earning assets
    Loans (1)
       Commercial                                       8.85%      $    16,678      $     1,550             9.29%
       Real estate                                      8.50%           41,439            3,687             8.90%
       Installment                                      8.45%            5,800              503             8.67%
       Other                                            9.03%            1,414              131             9.26%
       Fees on loans                                                                        250
                                                 -----------       -----------      -----------      -----------
          Total loans (including fees)                  8.66%           65,331            6,121             9.37%

    Investment securities
       Taxable                                          5.50%           21,149            1,238             5.85%
       Tax-exempt (2)                                   6.92%            7,265              550             7.57%
                                                 -----------       -----------      -----------      -----------
          Total investment securities                   5.75%           28,414            1,788             6.29%

    Interest-bearing deposits with banks                5.28%           13,347              765             5.73%
    Federal funds sold                                  4.80%            3,665              197             5.38%
    Federal Home Loan Bank Stock                        7.40%              135               10             0.00%
                                                 -----------       -----------      -----------      -----------
          Total Interest-earning assets                 7.40%      $   110,892      $     8,881             8.01%

Non-interest-earning assets
    Cash and due from banks                                              4,158
    Premises and equipment, net                                          3,496
Other, less allowance for loan losses                                      414

                                                                   -----------
          Total non-interest-earning assets                              8,068
                                                                   -----------

    TOTAL ASSETS                                                   $   118,960
                                                                   ===========


1 Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

                        Valley Community Bancshares, Inc.

                           FINANCIAL DATA SUPPLEMENT


AVERAGE BALANCES AND AN ANALYSIS OF AVERAGE RATES EARNED AND PAID- (CONTINUED)

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND AN ANALYSIS OF AVERAGE RATES EARNED AND PAID


                                                                                                         (DOLLARS IN THOUSANDS)
                                                                     2000                                           1999
                                                  ---------------------------------------------       ----------------------------
                                                    AVERAGE          REVENUE/         YIELD/           AVERAGE         REVENUE/
                                                    BALANCE          EXPENSE          RATE              BALANCE          EXPENSE
                                                  -----------      -----------      -----------       -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits
       Savings, NOW accounts, and
          money markets                           $    58,136      $     1,489             2.56%      $    57,634      $     1,396
       Time deposits < $100,000                        22,699            1,205             5.31%           21,019              981
       Time deposits > $100,000                        17,797              976             5.48%           12,582              578
                                                  -----------      -----------      -----------       -----------      -----------
          Total deposits                               98,632            3,670             3.72%           91,235            2,955
    Other borrowed funds                                  742               45             6.06%              414               18
                                                  -----------      -----------      -----------       -----------      -----------
          Total Interest-bearing liabilities      $    99,374      $     3,715             3.74%      $    91,649      $     2,973
                                                                   -----------                        -----------

Non-interest-bearing liabilities
     Demand deposits                                   23,484                                              22,737
     Other liabilities                                    922                                                 697
                                                  -----------                                         -----------
                                                       24,406                                              23,434
Stockholders' equity                                   19,084                                              17,862
                                                  -----------                                         -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                          $   142,864                                         $   132,945
                                                  ===========                                         ===========
Net interest income                                                $     6,929             5.25%                       $     6,131
                                                                   ===========                                         ===========
Margin Analysis
    Interest income/earning assets                                 $    10,644             8.07%                       $     9,104
    Interest expense/earning assets                                      3,715             2.82%                             2,973
    Net interest income/earning assets                                   6,929             5.25%                             6,131


                                            (DOLLARS IN THOUSANDS)
                                                     1999                                1998
                                            ----------------------  ---------------------------------------------
                                                    YIELD/            AVERAGE          REVENUE/         YIELD/
                                                     RATE             BALANCE          EXPENSE           RATE
                                                  -----------       -----------      -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits
       Savings, NOW accounts, and
          money markets                                  2.42%      $    52,797      $     1,466             2.78%
       Time deposits < $100,000                          4.67%           21,284            1,122             5.27%
       Time deposits > $100,000                          4.59%           10,212              517             5.06%
                                                  -----------       -----------      -----------      -----------
          Total deposits                                 3.24%           84,293            3,105             3.68%
    Other borrowed funds                                 4.35%              691               34             4.92%
                                                  -----------       -----------      -----------      -----------
          Total Interest-bearing liabilities             3.24%      $    84,984      $     3,139             3.69%
                                                                                     -----------
Non-interest-bearing liabilities
     Demand deposits                                                     19,492
     Other liabilities                                                     742
                                                                    -----------
                                                                         20,234
Stockholders' equity                                                     13,742
                                                                    -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                            $   118,960
                                                                    ===========

Net interest income                                      4.98%                       $     5,742             5.18%
                                                                                     ===========
Margin Analysis
    Interest income/earning assets                       7.40%                       $     8,881             8.01%
    Interest expense/earning assets                      2.42%                             3,139             2.83%
    Net interest income/earning assets                   4.98%                             5,742             5.18%

                        Valley Community Bancshares, Inc.

                            FINANCIAL DATA SUPPLEMENT


ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income and expense resulting from changes in volume and rates.

VALLEY COMMUNITY BANCSHARES, INC.
 ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE


                                                                    (IN THOUSANDS AND IN TAX EQUIVALENT BASIS)

                                                            2000 COMPARED TO 1999                  1999 COMPARED TO 1998
                                                     -----------------------------------    ------------------------------------
                                                      VOLUME        RATE          NET        VOLUME        RATE          NET
                                                      ------        ----          ---        ------        ----          ---
Interest income
      Loans
           Commercial                                $     201    $     156    $     357    $      84    $     (75)   $       9
           Real estate                                   1,081           88        1,169          529         (172)         357
           Installment                                      54            2           56          (14)         (12)         (26)
           Other                                            53           21           74          (12)          (3)         (15)
           Fees on loans                                                 58           58                      (199)        (199)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
                Total loans (including fees)             1,389          325        1,714          587         (461)         126

      Investment securities
           Taxable                                         (68)          98           30          450          (80)         370
           Tax-exempt                                      (96)         (16)        (112)         (66)         (45)        (111)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
                Total investment securities               (164)          82          (82)         384         (125)         259

      Interest-bearing deposits with banks                (185)         153          (32)          18          (61)         (43)
      Federal funds sold                                   (30)         (30)         (60)        (119)         (19)        (138)
      Federal Home Loan Bank Stock                           3           (4)          (1)          19                        19
                                                     ---------    ---------    ---------    ---------    ---------    ---------
                Total Interest-earning assets            1,013          526        1,539          889         (666)         223

Interest-bearing liabilities
      Deposits
           Savings, NOW accounts, and
                money markets                               12           81           93          127         (197)         (70)
           Time deposits < $100,000                         82          142          224          (14)        (127)        (141)
           Time deposits > $100,000                        271          127          398          112          (51)          61
                                                     ---------    ---------    ---------    ---------    ---------    ---------
                 Total deposits                            365          350          715          225         (375)        (150)
      Other borrowed funds                                  18            9           27          (12)          (4)         (16)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
                Total Interest-bearing liabilities         383          359          742          213         (379)        (166)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
      Net interest income/earning assets             $     630    $     167    $     797    $     676    $    (287)   $     389
                                                     =========    =========    =========    =========    =========    =========


1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

2 Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

3 Tax-exempt income has been converted to a tax-equivalent basis using an incremental tax rate of 34%.

                        Valley Community Bancshares, Inc.

                            FINANCIAL DATA SUPPLEMENT
                           SUPERVISION AND REGULATION


SUPERVISION AND REGULATION

The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries and therefore are not complete and are qualified by the statutes and regulations referenced. In addition, due to the numerous statutes and regulations that apply to and regulate the operation of the banking industry, many are not referenced below.

The Company and the Banks are subject to extensive federal and Washington State legislation, regulation, and supervision. These laws and regulations are primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations, or regulatory policies may have a material effect on the business, operations, and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

The Company

The Company is a bank holding company by virtue of its ownership of the Banks, and is registered as such with the Federal Reserve. The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), which subjects the Company and the Banks to supervision and examination by the Federal Reserve. Under the BHCA, the Company files with the Federal Reserve annual reports of its operations and such additional information as the Federal Reserve may require. The Federal Reserve Board may examine a bank holding company and any of its subsidiaries and charge the company for the cost of such an examination.

Source of Strength to the Banks. The Federal Reserve Board takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Board's position that in serving as a source of strength to its subsidiary banks, bank holding companies should use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Board to be an unsafe and unsound banking practice or a violation of the Board's regulations or both.

Federal Reserve Approval. Bank holding companies must obtain the Federal Reserve's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, they would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; and
(3) acquire substantially all of the assets of any additional banks. Until September 1995, the BHCA also prohibited bank holding companies from acquiring any such interest in any bank or bank holding company located in a state other than the state in which the bank holding company was located, unless the laws of both states expressly authorized the acquisition. Now, subject to certain state restrictions, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank.

Control of Nonbanks. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company unless the Federal Reserve finds the company's business to be incidental to the business of banking. When making this determination, the Federal Reserve in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that a bank holding company seek Federal Reserve approval before engaging de novo in permissible nonbanking activities, if the holding company is well capitalized and meets certain other criteria specified in the same statute. A bank holding company meeting the specifications is now required only to notify the Federal Reserve within ten business days after the activity has begun.

                        Valley Community Bancshares, Inc.

                            FINANCIAL DATA SUPPLEMENT
                           SUPERVISION AND REGULATION

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring "control" of a bank holding company to provide the FRB with at least 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended ("Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25 percent (5 percent if the "company" is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtain control over the Company.

Affiliate Transactions. The Company and the Banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, Sections 23A and 23B of the Federal Reserve Act: (1) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10 percent of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20 percent of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to nonaffiliates. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar type of transactions.

Management Regulation. Federal law: (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Tie-in Limitations. The Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither the Company nor the Banks may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 1997, the Federal Reserve has adopted significant amendments to its anti-tying rules that: (1) remove Federal Reserve-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions.

Banking Subsidiaries

Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business.

The Banks are state-chartered commercial banks subject to extensive regulation and supervision by the Washington Department of Financial Institutions Division of Banks ("DFI"). The Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements; restrict the activities of state-chartered insured banks; amend various consumer banking laws; limit the ability of "undercapitalized banks" to borrow from the Federal Reserve's discount window; and require regulators to perform periodic on-site bank examinations and set standards for real estate lending.

                        Valley Community Bancshares, Inc.

                           FINANCIAL DATA SUPPLEMENT
                           SUPERVISION AND REGULATION

Loans to One Borrower. Each of the Banks is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20 percent of unimpaired capital. Each of the Banks is in compliance with applicable loans-to-one-borrower requirements.

FDIC Insurance. Generally, the FDIC, for up to a maximum amount of $100,000, insures customer deposit accounts in banks. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the BIF and/or the SAIF, as applicable, based on their risk classification.

In September of 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act provided, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits. The one-time assessment was designed to place the SAIF at its 1.25 reserve ratio goal.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law. The insurance may be terminated permanently, if the institution has no tangible capital. If deposit insurance is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.

Capital Adequacy Requirements. The Federal Reserve and the FDIC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance-sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.

The current guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, 20 percent of unrealized gain of equity securities, and general reserves for loan and lease losses up to 1.25 percent of risk-weighted assets. Neither of the Banks has received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, banks' assets are given risk-weights of 0 percent, 20 percent, 50 percent, or 100 percent. Most loans are assigned to the 100 percent risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50 percent rating). Most investment securities are assigned to the 20 percent category, except for municipal or state revenue bonds (which have a 50 percent rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0 percent rating).

The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3 percent, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3 percent level is expected to be a strong banking organization without any supervisory, financial, or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Prompt Corrective Action. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels:
(1) "well-capitalized," (2) "adequately capitalized," (3) "undercapitalized,"
(4) "significantly undercapitalized" and (5) "critically undercapitalized." To qualify as "well-capitalized," an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of the date of this Form 10-K, neither the Company nor their respective subsidiaries were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

                        Valley Community Bancshares, Inc.

                            FINANCIAL DATA SUPPLEMENT
                           SUPERVISION AND REGULATION

Restrictions on Dividends. Dividends paid to the Company by Puyallup Valley Bank are the material source of the Company's cash flow. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

Under Washington law, the Banks may not declare or pay a cash dividend on their capital stock if it would cause their net worth to be reduced below (1) the amounts required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of DFI. Dividends on the Banks' capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of DFI.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Currently, reserves of 3 percent must be maintained against total transaction accounts of $49.8 million or less (after a $4.2 million exemption), and an initial reserve of 10 percent (subject to adjustment by the Federal Reserve to a level between 8 percent and 14 percent) must be maintained against that portion of total transaction accounts in excess of such amount. Both of the Banks are in compliance with applicable requirements.

The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Company and its banking subsidiaries.

Regulatory Developments

Congress has enacted significant federal banking legislation in recent years. Included in this legislation have been the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA, among other things, (i) created two deposit insurance funds administered by the FDIC, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"),
(ii) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other financial services from local FHLBs,
(iii) restructured the federal regulatory agencies for savings associations, and
(iv) enhanced the regulators' enforcement powers over financial institutions and their affiliates.

FDICIA went substantially farther than FIRREA in establishing a more rigorous regulatory environment. Under FDICIA, regulatory authorities are required to enact a number of new regulations, substantially all of which are now effective. These regulations include among other things, (i) a new method for calculating deposit insurance premiums based on risk,(ii) restrictions on acceptance of brokered deposits except by well-capitalized institutions, (iii) additional limitations on loans to executive officers and directors of banks, (iv) the employment of interest rate risk in the calculation of risk-based capital, (v) safety and soundness standards that take into consideration, among other things, management, operations, asset quality, earnings, and compensation, (vi) a five-tiered rating system from well-capitalized to critically undercapitalized, along with the prompt corrective action the agencies may take depending on the category, and (vii) new disclosure and advertising requirements with respect to interest paid on savings accounts.

FDICIA and regulations adopted by the FDIC impose additional requirements for annual independent audits and reporting when a bank begins a fiscal year with assets of $500 million or more. Such banks, or their holding companies, are also required to establish audit committees consisting of directors who are independent of management.

Interstate Banking and Branching: The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally permits nationwide interstate banking and branching by relaxing federal law restrictions on interstate banking and providing general authorization for interstate branching. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks. Additionally, since June 1, 1997, the Interstate Act permits interstate bank mergers, subject to these state laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

                        Valley Community Bancshares, Inc.


                            FINANCIAL DATA SUPPLEMENT
                           SUPERVISION AND REGULATION

In 1996, Washington enacted "opting-in" legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, as of June 6, 1996, an out-of-state bank holding company may now acquire more than 5 percent of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirements of Washington's interstate banking statute are met, and the bank either (1) was lawfully engaged in banking in Washington on June 6, 1996, (2) resulted from an interstate combination pursuant to Washington law, (3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Director of the Division may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

The Agencies recently adopted regulations under which banks are prohibited from using their interstate branches primarily for deposit production. The Agencies have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Further effects on the Company and the Banks may result from the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"). The Community Development Act (i) establishes and funds institutions that are focused on investing in economically distressed areas, and
(ii) streamlines the procedures for certain transactions by financial institutions with federal banking agencies.

Among other things, the Community Development Act requires the federal banking agencies to (i) consider the burdens that are imposed on financial institutions when new regulations are issued or new compliance burdens are created, and (ii) coordinate their examinations of financial institutions when more than one agency is involved. The Community Development Act also streamlines the procedures for forming certain one-bank holding companies and engaging in authorized non-banking activities.

Various regulatory relief provisions were also enacted by recent legislation. The new legislation includes, among other things, changes to (i) the Truth in Lending Act and the Real Estate Settlement Procedures Act to coordinate and simplify the two laws' disclosure requirements, (ii) eliminate civil liability for violations of the Truth in Savings Act after five years, (iii) streamline the application process for a number of bank holding company and bank applications, (iv) establish a privilege from discovery in any civil or administrative proceeding or bank examination for any fair lending self-trust results conducted by, or on behalf of, a financial institution in certain circumstances, (v) repeal the FDICIA requirement that independent public accountants attest to compliance with designated safety and soundness regulations, (vi) impose a continuous regulatory review of regulations to identify and eliminate outdated and unnecessary rules, and (vii) various other miscellaneous provisions to reduce regulatory burdens.

In 1999, the Financial Services Modernization Act was enacted, which: (1) repealed historical restrictions on preventing banks from affiliating with securities firms, (2) broadens the activities that may be conducted by national banks and banking subsidiaries of holding companies, and (3) provides an enhanced framework for protecting the privacy of consumers' information. In addition, bank holding companies may be owned, controlled, or acquired by any company engaged in financially related activities, as long as such company meets regulatory requirements. To the extent that this legislation permits banks to affiliate with financial services companies, the banking industry may experience further consolidation, although the impact of this legislation on the Company and the Banks is unclear at this time.

Regulatory Enforcement Authority

The enforcement powers available to federal banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions, or inactions, may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.

                        Valley Community Bancshares, Inc.

                            FINANCIAL DATA SUPPLEMENT
                           NATIONAL MONETARY POLICIES

NATIONAL MONETARY POLICIES

In addition to being affected by general economic conditions, the earnings and growth of the Banks are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve System is to regulate the money supply, credit conditions, and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and the Federal Reserve Discount Rate, which is the rate charged member banks to borrow from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Also important in terms of effect on banks are controls on interest rates paid by banks on deposits and types of deposits that may be offered by banks. The Depository Institutions Deregulation Committee, created by Congress in 1980, phased out ceilings on the rate of interest that may be paid on deposits by commercial banks and savings and loan associations, with the result that the differentials between the maximum rates banks and savings and loans can pay on deposit accounts have been eliminated. The effect of deregulation of deposit interest rates has been to increase banks' cost of funds and to make banks more sensitive to fluctuations in market rates.

                        Valley Community Bancshares, Inc.

                            FINANCIAL DATA SUPPLEMENT
                        EXECUTIVE OFFICERS OF THE COMPANY


EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers of the Company.


                                                                                      HAS SERVED AS EXECUTIVE OFFICER
NAME                   AGE       POSITION WITH THE COMPANY                            OF THE COMPANY SINCE
--------------------   ------    --------------------------------------------------   ------------------------------------
David H. Brown         55        Director, President and CEO                          1989
Joseph E. Riordan      47        Executive Vice President and CFO                     1997
Roy W. Thompson        58        Executive Vice President and Credit Administrator    1989
Richard D. Pickett     51        President and CEO of Valley Bank                     1999


The principal occupation or business and experience of the Executive Officers of the Company for the past five years is set forth below. All officers are elected by the Board of Directors and serve at the pleasure of the Board for an unspecified term.

DAVID H. BROWN has been the President and Chief Executive Officer of the Company since its formation and the President and Chief Executive Officer of Puyallup Valley Bank since 1989. Prior to joining Puyallup Valley Bank, Mr. Brown was an executive officer with Seafirst Bank for twenty years, beginning as a Management Trainee and concluding his tenure at Seafirst as Manager of Southwest Corporate Banking. Mr. Brown is a graduate of Pacific Coast Banking School and holds a BA from Washington State University.

JOSEPH E. RIORDAN has been Senior Vice President and Chief Financial Officer of the Company since its formation and Senior Vice President and Chief Financial Officer of Puyallup Valley Bank since 1997. In January 2001, Mr. Riordan was named Executive Vice President of the Company and Puyallup Valley Bank. Prior to joining the Company and Puyallup Valley Bank, Mr. Riordan was Vice President of Finance InterWest Bancorp, Inc. From 1985 through 1996, Mr. Riordan was Vice President and Secretary-Treasurer of Central Bancorporation. Mr. Riordan's career in the banking industry spans over twenty years. Mr. Riordan is a Certified Public Accountant, a Certified Management Accountant, and holds a BA in Business Administration from Central Washington University. Mr. Riordan is the Senior Vice President and Chief Financial Officer of Valley Bank.

ROY W. THOMPSON has been Senior Vice President of the Company since its formation and Senior Vice President and Credit Administrator of Puyallup Valley Bank since 1989. In January 2001, Mr. Thompson was named Executive Vice President of the Company and Puyallup Valley Bank. Prior to joining Puyallup Valley Bank, Mr. Thompson was Vice President and Account Officer of U.S. Bank of Washington in Private Banking. From 1983 through 1988, Mr. Thompson was Vice President and Credit Administrator of Seattle-First National Bank. Mr. Thompson's career in the banking industry spans over twenty years. Mr. Thompson is a graduate of Pacific Coast Banking School, holds an MBA in Finance from the United States International University and a BS in Business from the University of Southern California. Mr. Thompson is the Senior Vice President and Credit Administrator of Valley Bank.

RICHARD D. PICKETT is President and CEO of Valley Bank. Prior to joining Valley Bank, Mr. Pickett was an officer with Seafirst Bank for over twenty-five years, beginning as a Management Trainee and concluding his tenure at Seafirst as Commercial Banking Team Leader. Mr. Pickett is a graduate of Pacific Coast Banking School, the University of Southern California Executive Leadership School, and holds a BA from Washington State University.

                        Valley Community Bancshares, Inc.
                         FORM 10-K CROSS REFERENCE INDEX


FORM 10-K CROSS REFERENCE INDEX

This Annual Report and Form 10-K incorporate into a single document the requirements of the accounting profession and the Securities and Exchange Commission.

FORM 10-K


PART AND
ITEM NO.    CAPTION                                                                                              PAGE NUMBER
--------    -------                                                                                              -----------
PART I
Item 1.     Business                                                                                             1-3, 31 (Note 9)
                  Description of Business                                                                        43-48
                  Distribution of Assets, Liabilities and Stockholders'
                  Equity; Interest Rates and Interest Differential                                               40-42
                  Investment Portfolio                                                                           12, 26 (Note 2)
                  Loan Portfolio                                                                                 7-9, 27 (Note 3)
                  Summary of Loan Loss Experience                                                                10-12, 28 (Note 4)
                  Deposits                                                                                       13, 29 (Note 6)
                  Return on Equity and Assets                                                                    5
                  Short-Term Borrowings                                                                          30 (Note 7)
Item 2.     Properties                                                                                           29 (Note 5)
Item 3.     Legal Proceedings                                                                                    33 (Note 10)
Item 4.     Submission of Matters to Vote of Security Holders                                                    Not applicable

PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters                                 17
Item 6.     Selected Financial Data                                                                              4
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                5-14
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk                                           14-16
Item 8.     Financial Statements and Supplementary Data                                                          18-39
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 Not applicable

PART III
Item 10.    Directors and Executive Officers of the Registrant                                                   49*
Item 11.    Executive Compensation                                                                               **
Item 12.    Security Ownership of Certain Beneficial Owners                                                      ***
Item 13.    Certain Relationships and Related Transactions                                                       ****

PART IV
Item 14.    Exhibits, Financial Statements Schedules, and Reports on Form 8-K                                    51

   * For information about Valley Community Bancshares directors and executive officers, see the discussion under "Election of Directors" and "Compliance With Section 16(a) of the Exchange Act," in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders to be held on April 26, 2001, filed with the Securities and Exchange Commission (the "Proxy Statement"), incorporated herein by reference.

  ** See the discussion under "Executive Compensation" of the Proxy Statement, incorporated herein by reference.

 *** See the discussion under "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, incorporated herein by reference.

**** See the discussion under "Interest of Management in Certain Transactions" of the Proxy Statement, incorporated herein by reference.

                        Valley Community Bancshares, Inc.

     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

(A)   (1)  Consolidated Financial Statements
           (i)    Independent Auditor's Report
           (ii)   Consolidated Balance Sheet as of December 31, 2000, and 1999
           (iii) Consolidated Statement of Income for Years Ended December 31, 2000, 1999, and 1998
           (iv) Consolidated Statement of Changes in Stockholders' Equity for Years Ended December 31, 2000, 1999, and 1998
           (v) Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998
           (vi)   Notes to Consolidated Financial Statements

      (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements

(B)   Reports on Form 8-K:

              None

(C)   3.1     Articles of Incorporation of the Company*
      3.2     Bylaws of the Company*
      10.1    Severance agreement for Mr. Brown*
      10.2    Severance agreement for Mr. Thompson*
      10.3    Severance agreement for Mr. Riordan*
      10.4    Severance agreement for Mr. Pickett*
      10.5    Deferred Compensation Agreement for Mr. Brown*
      10.6    Amendment to Deferred Compensation Agreement for Mr. Brown
      10.7    Deferred Compensation Agreement for Mr. Thompson
      10.8    1998 Stock Option Plan*
      10.9    401(k) Defined Contribution Plan and Noncontributory Profit
              Sharing Plan Adoption Agreement*
      21      Subsidiaries of the Company*
      24      Power of Attorney is set forth on the signature page of this
              Registration Statement

     * Incorporated by reference to the Exhibits set forth on Registrant's Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

                        Valley Community Bancshares, Inc.

                                   SIGNATURES


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2001.

                                  VALLEY COMMUNITY BANCSHARES, INC.
                                  (Registrant)

                                  By:   /s/ DAVID H. BROWN
                                     -----------------------------------------
                                        David H. Brown
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities indicated, on the 9th day of March 2001.

                                  Principal Executive Officer

                                  By:   /s/ DAVID H. BROWN
                                     -----------------------------------------
                                        David H. Brown
                                        President and Chief Executive Officer

                                  Principal Financial Officer

                                  By:    /s/ JOSEPH E. RIORDAN
                                     -----------------------------------------
                                        Joseph E. Riordan
                                        Executive Vice President and
                                        Chief Financial Officer


David H. Brown, pursuant to a power of attorney, which is being filed with this Form 10-K, has signed this report on March 9, 2001 as attorney in fact for the following directors who constitute a majority of the Board.

Thomas R. Absher
Warren D. Hunt
A. Eugene Hammermaster
William E. Fitchitt
David K. Hamry
Steven M. Harris
Roger L. Knutson
Thomas M. Pasquire
                                         /s/ DAVID H. BROWN
                                         -------------------------------------
                                         David H. Brown
                                         Attorney-in-fact
                                         March 9, 2001

                        Valley Community Bancshares, Inc.

                                POWER OF ATTORNEY

     We, the undersigned directors of Valley Community Bancshares, Inc., do hereby severally constitute and appoint David H. Brown our true and lawful attorney and agent to execute on our names in our capacities as directors and to file the Form 10-K and any amendments thereto on behalf of Valley Community Bancshares, Inc. to enable Valley Community Bancshares, Inc. to comply with the rules, regulations and requirements of the Securities and Exchange Commission.



/s/ WARREN D. HUNT                      Chairman of the Board                      February 21, 2001
----------------------------------
Warren D. Hunt

/s/ DAVID H. BROWN                      Director/President/CEO                     February 21, 2001
----------------------------------
David H. Brown

/s/ THOMAS R. ABSHER                    Director                                   February 21, 2001
----------------------------------
Thomas R. Absher

/s/ A. EUGENE HAMMERMASTER              Director                                   February 21, 2001
----------------------------------
A. Eugene Hammermaster

/s/ WILLIAM E. FITCHETT                 Director                                   February 27, 2001
----------------------------------
William E. Fitchett

/s/ DAVID K. HAMRY                      Director                                   February 21, 2001
----------------------------------
David K. Hamry

/s/ STEVEN M. HARRIS                    Director                                   February 27, 2001
----------------------------------
Steven M. Harris

/s/ ROGER L. KNUTSON                    Director                                   February 27, 2001
----------------------------------
Roger L. Knutson

/s/ THOMAS M. PASQUIRE                   Director                                   February 21, 2001
----------------------------------
Thomas M. Pasquire

                        Valley Community Bancshares, Inc.

                              CORPORATE DIRECTORY


VALLEY COMMUNITY                         BRANCH LOCATIONS                      CANYON ROAD BRANCH
BANCSHARES, INC.                                                               12803 Canyon Road
                                         DOWNTOWN BRANCH                       Puyallup, WA 98373
CORPORATE HEADQUARTERS                   209 South Meridian Avenue             (253) 770-7686
1307 East Main Avenue                    Puyallup, WA 98371
Puyallup, WA 98372                       (253) 848-7248                        Greta Prince
(253) 848-2316                                                                 Vice President
                                         Christine Tallariti                   Branch Manager
                                         Vice President
PUYALLUP VALLEY BANK                     Branch Manager                        Leo Dreith
WWW.PUYALLUPVALLEYBANK.COM                                                     Vice President
                                         Carol Smith                           Commercial Loan Officer
ADMINISTRATION                           Vice President
David H. Brown                           Commercial Loan Officer
President & CEO                                                                GRAHAM BRANCH
                                                                               9921 224th Street East
Roy W. Thompson                          DOWNTOWN DRIVE-UP                     Graham, WA 98338
Executive Vice President                 112 East Main Avenue                  (253) 875-3675
Credit Administrator                     Puyallup, WA 98371
                                         (253) 848-7240                        Marge O'Hern
Joseph E. Riordan                                                              Vice President
Executive Vice President                                                       Branch Manager
Chief Financial Officer                  SUMMIT BRANCH
                                         10413 Canyon Road East
Marta J. Nelson                          Puyallup, WA 98373                    VALLEY BANK
Vice President                           (253) 770-7699
Senior Operations &                                                            MAIN OFFICE
Personnel Officer                        Greta Prince                          1001 D Street NE
                                         Vice President                        Auburn, WA 98002
Marge O'Hern                             Branch Manager                        (253) 288-2101
Vice President
District Retail Manager                  Dean A. Bonnell                       Richard D. Pickett
                                         Vice President                        President & CEO
Diane Cox                                Investment Executive
Vice President                                                                 Joyce Van Lant
Data Processing Manager                                                        Vice President
                                         SOUTH HILL BRANCH                     Commercial Loan Officer
MAIN OFFICE                              15815 Meridian Avenue East
1307 East Main Avenue                    Puyallup, WA 98375                    Carol Long
Puyallup, WA 98372                       (253) 848-1968                        Assistant Vice President
(253) 848-2316                                                                 Loan Services Officer
                                         Marge O'Hern
Yvonne Narrow                            Vice President                        Lori Wells
Vice President                           Branch Manager                        Assistant Vice President
Branch Manager                                                                 Operations Supervisor

Greg A. Jones
Vice President
Commercial Loan Officer

Jennifer Kuhlman
Vice President
Commercial Loan Officer

Carol Lambert
Real Estate Manager


NOTICE OF AVAILABILITY
Financial information about this holding company is available to our shareholders, customers, and other interested parties upon request.

In accordance with federal regulations to facilitate more informed decision making by depositors, we will provide an Annual Disclosure Statement containing financial information for the last two years. This information will be updated each year end and be available by March 31. To obtain a copy of the Annual Disclosure Statement, please write to:

Joseph E. Riordan, Executive Vice President/CFO
Valley Community Bancshares Inc.
P.O. Box 578   Puyallup, WA 98371

(FDIC LOGO) This annual report is furnished to shareholders and customers of the Company pursuant to the requirements of the Federal Deposit Insurance Corporation (FDIC) to provide an annual disclosure statement. This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

                                 EXHIBIT INDEX

    EXHIBIT
       NO.                      DESCRIPTION
    -------                     -----------

      3.1     Articles of Incorporation of the Company*
      3.2     Bylaws of the Company*
      10.1    Severance agreement for Mr. Brown*
      10.2    Severance agreement for Mr. Thompson*
      10.3    Severance agreement for Mr. Riordan*
      10.4    Severance agreement for Mr. Pickett*
      10.5    Deferred Compensation Agreement for Mr. Brown*
      10.6    Amendment to Deferred Compensation Agreement for Mr. Brown
      10.7    Deferred Compensation Agreement for Mr. Thompson
      10.8    1998 Stock Option Plan*
      10.9    401(k) Defined Contribution Plan and Noncontributory Profit
              Sharing Plan Adoption Agreement*
      21      Subsidiaries of the Company*
      24      Power of Attorney is set forth on the signature page of this
              Registration Statement


* Incorporated by reference to the Exhibits set forth on Registrant's Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.