Form 10-Q
period 2001-03-31
VALLEY COMMUNITY BANCSHARES INC
filed 2001-05-11
CIK 1107419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------


                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended March 31, 2001


( ) Transition report pursuant to Section 13 or 15(d) ) of the Securities Exchange Act of 1934 For Transition Period from ________ to ____________

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

Yes [X] No [ ]

The number of shares of the issuer's Common Stock, $1.00 par value, outstanding at May 1, 2001 was 1,133,588.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I  FINANCIAL INFORMATION
                                                                                      Page

Item 1. Financial Statements

        Independent Accountant's Report                                                  1

        Condensed Consolidated Balance Sheet - March 31, 2001 and December 31, 2000      2

        Condensed Consolidated Statement of Income - Three Months

        Ended March 31, 2001 and 2000                                                    3

        Condensed Consolidated Statement of Cash Flows - Three Months

        Ended March 31, 2001 and 2000                                                    4

        Notes to Condensed Consolidated Financial Statements                             5

Item 2. Management's Discussion and Analysis of Financial Condition
        And Results of Operation                                                         9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                      19

FORWARD-LOOKING STATEMENTS                                                              20

PART II  OTHER INFORMATION                                                              20

        Signatures                                                                      21

Item 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
VALLEY COMMUNITY BANCSHARES, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Valley Community Bancshares, Inc. and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2001 and 2000, and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Valley Community Bancshares, Inc and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated February 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moss Adams LLP

Everett, Washington
April 27, 2001

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

                                                                 March 31,      December 31,
                                                               -----------------------------
                                                                   2001             2000
                                                               -------------    ------------
ASSETS
     Cash and due from banks                                   $       7,522    $      4,466
     Interest-bearing deposits with banks                             16,490          10,123
     Securities available-for-sale                                    27,584          30,483
     Securities held-to-maturity                                                         279
     Federal Home Loan Bank stock                                        454             447
                                                                ------------     -----------
                                                                      52,050          45,798

     Loans                                                            95,519          94,614
     Less allowance for loan losses                                    1,127           1,096
                                                                ------------     -----------
               Loans, net                                             94,392          93,518

     Accrued interest receivable                                         859             952
     Premises and equipment, net                                       5,777           5,712
     Real estate held for investment                                     224             224
     Other assets                                                        414             565
                                                                ------------     -----------
               Total assets                                    $     153,716    $    146,769
                                                                ============     ===========

LIABILITIES

     Deposits
             Noninterest-bearing                               $      26,286    $     24,140
             Interest-bearing                                        106,095         100,907
                                                                ------------     -----------
               Total deposits                                        132,381         125,047

     Other borrowed funds                                                206             557
     Accrued interest payable                                            653             597
     Other liabilities                                                   413             443
                                                                ------------     -----------
               Total liabilities                                     133,653         126,644
                                                                ------------     -----------

STOCKHOLDERS' EQUITY
     Common stock, par value $1 per share; 5,000,000 shares
         authorized; 1,133,588 shares issued and outstanding
         in 2001 and 2000, respectively.                               1,134           1,134
     Additional paid-in capital                                       16,322          16,322
     Retained earnings                                                 2,359           2,613
     Accumulated other comprehensive income, net of tax                  248              56
                                                                ------------     -----------
               Total stockholders' equity                             20,063          20,125
                                                                ------------     -----------
               Total liabilities and stockholders' equity      $     153,716    $    146,769
                                                                ============     ===========

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ----------------------
                                                                     2001       2000
                                                                -----------  -----------
INTEREST INCOME
   Interest and fees on loans                                   $     2,034  $     1,812
   Interest on federal funds sold and deposits in banks                 213          103
   Interest on securities                                               415          485
                                                                 ----------   ----------
            Total interest income                                     2,662        2,400
                                                                 ----------   ----------

INTEREST EXPENSE
   Interest on deposits                                                 985          768
   Interest on federal funds and other short-term borrowings              5            5
                                                                 ----------   ----------
            Total interest expense                                      990          773
                                                                 ----------   ----------
            Net interest income                                       1,672        1,627

PROVISION FOR LOAN LOSSES                                                31           27
                                                                 ----------   ----------
            Net interest income after provision
              for loan losses                                         1,641        1,600
                                                                 ----------   ----------
NONINTEREST INCOME
   Service charges                                                       93           74
   Gain on sale of investment securities, net                            10
   Origination fees on mortgage loans brokered                           22            3
   Other operating income                                                82           65
                                                                 ----------   ----------
            Total noninterest income                                    207          142
                                                                 ----------   ----------

NONINTEREST EXPENSE
   Salaries                                                             541          494
   Employee benefits                                                    144          127
   Occupancy                                                            146          119
   Equipment                                                            129          110
   Other operating expenses                                             383          353
                                                                 ----------   ----------
            Total noninterest expense                                 1,343        1,203
                                                                 ----------   ----------
INCOME BEFORE INCOME TAX                                                505          539

PROVISION FOR INCOME TAX                                                136          162
                                                                 ----------   ----------
NET INCOME                                                      $      369   $       377
                                                                 ==========   ==========
EARNINGS PER SHARE
   Basic                                                        $      0.33  $      0.33
   Diluted                                                      $      0.32  $      0.33
   Weighted average shares outstanding                            1,133,589    1,125,562
   Weighted average diluted shares outstanding                    1,152,423    1,154,009

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     -------------------------
                                                                         2001          2000
                                                                     -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $       369  $        377
   Adjustments to reconcile net income to net cash
       from operating activities
     Provisions for loan losses                                               31            27
     Depreciation                                                            118            94
     Deferred income tax                                                       2             2
     Net amortization on securities                                            7            10
     FHLB stock dividends                                                    (7)           (6)
     Gain on sale of securities available-for-sale                          (10)
     Decrease in accrued interest receivable                                  93            65
     Increase (decrease) in other assets                                      51          (41)
     Increase in accrued interest payable                                     56            75
     Increase (decrease) in other liabilities                               (30)           132
                                                                      ----------   -----------
       Net cash from operating activities                                    680           735
                                                                      ----------   -----------

   Net increase in interest-bearing deposits with banks                  (6,367)         2,701
   Purchase of securities available-for-sale                             (3,788)       (1,306)
   Proceeds from sales of securities available-for-sale                    1,007
   Proceeds from maturities of securities available-for-sale               6,253         2,528
   Proceeds from maturities of securities held-to-maturity                                  27
   Net increase in loans                                                   (905)       (5,298)
   Additions to premises and equipment                                     (184)         (312)
                                                                      ----------   -----------
       Net cash from investing activities                                (3,984)       (1,660)
                                                                      ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                7,334         1,749
   Net decrease in other borrowed funds                                    (351)          (29)
   Cash dividends paid                                                     (623)         (563)
                                                                      ----------   -----------
       Net cash from financing activities                                  6,360         1,157
                                                                      ----------   -----------

NET INCREASE IN CASH AND DUE
   FROM BANKS                                                              3,056           232

CASH AND DUE FROM BANKS, beginning of year                                 4,466         5,127
                                                                      ----------   -----------
CASH AND DUE FROM BANKS, at end of period                            $     7,522  $      5,359
                                                                      ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for
     Interest                                                        $       934  $        698

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
   Unrealized gains (losses) on securities available-for-sale        $       291  $      (120)
   Deferred tax on unrealized (gains) losses on securities
     available-for-sale                                                     (99)            41
   Securities held-to-maturity transferred to securities
     available-for-sale                                                      279

 The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Valley Community Bancshares, Inc. (the "Company") has prepared the condensed consolidated financial statements of the Company for the three-month period ended March 31, 2001 and March 31, 2000 without audit by the Company's independent auditors. However, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three-months ended March 31, 2001, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2001. The report of Moss Adams LLP commenting upon their review accompanies the consolidated financial statements included in Item 1 of
Part I.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 2. Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months ended March 31, 2001 and 2000 (dollars in thousands, except per share amounts).

VALLEY COMMUNITY BANCSHARES, INC.                                    Three Months Ended
Earnings Per Share                                                        March 31,
                                                                 ---------------------------
                                                                    2001             2000
                                                                 ----------       ----------
NUMERATOR:

Net income                                                       $      369       $      377

DENOMINATOR:

Denominator for basic earnings per share:
     Weighted average shares                                      1,133,589        1,125,562
     Effect of diluted securities - stock options                    18,834           28,447

Denominator for diluted earnings per share:
     Weighted average shares and assumed
         conversion of diluted stock options                      1,152,423        1,154,009

Basic earnings per share                                         $     0.33       $     0.33

Diluted earnings per share                                       $     0.32       $     0.33

Note 3 - Investment Securities

Investment securities have been classified according to management's intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

March 31, 2001

Securities Available-For-Sale                                   Gross        Gross
                                              Amortized    Unrealized   Unrealized         Fair
                                                   Cost         Gains       Losses        Value
                                            -----------  ------------  -----------  -----------
U.S. Treasury and U.S. Government
  corporations and agencies                 $    11,122  $        164  $         5  $    11,281
State and political subdivisions                  5,264            89                     5,353
Mortgage-backed securities                        9,821           130           12        9,939
Other                                             1,001            10                     1,011
                                             ----------   -----------   ----------   ----------
                                            $    27,208  $        393  $        17  $    27,584
                                             ==========   ===========   ==========   ==========

December 31, 2000

Securities Available-For-Sale                                   Gross        Gross
                                              Amortized    Unrealized   Unrealized         Fair
                                                   Cost         Gains       Losses        Value
                                             ----------   -----------   ----------   ----------
U.S. Treasury and U.S. Government
  corporations and agencies                 $    16,652  $         77  $        30  $    16,699
State and political subdivisions                  4,710            38            7        4,741
Mortgage-backed securities                        7,531            47           30        7,548
Other                                             1,504                          9        1,495
                                             ----------   -----------   ----------   ----------
                                                 30,397           162           76       30,483
                                             ----------   -----------   ----------   ----------
Securities Held-to-Maturity

U.S. Treasury and U.S. Government
  corporations and agencies                         244             4                       248
State and political subdivisions                     35                                      35
                                             ----------   -----------   ----------   ----------
                                                    279             4                       283
                                             ----------   -----------   ----------   ----------
                                            $    30,676  $        166  $        76  $    30,766
                                             ==========   ===========   ==========   ==========

Note 4 - Loans

The major classifications of loans at March 31, 2001 and December 31, 2000 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio
(dollars in thousands)                                 March 31,               December 31,
                                                ---------------------    ----------------------
                                                         2001                      2000
                                                ---------------------    ----------------------
                                                 Amount      Percent        Amount     Percent
                                                ---------   ---------    ----------   ---------
 Real Estate
      Construction                             $    7,112        7.4%   $     5,959        6.3%
      Mortgage                                     15,630       16.4%        16,701       17.6%
      Commercial                                   53,034       55.5%        52,620       55.6%
 Commercial                                        16,834       17.6%        16,258       17.2%
 Consumer and other                                 2,262        2.4%         2,523        2.7%
 Lease financing                                      660        0.7%           560        0.6%
                                                ---------   ---------    ----------   ---------
         Total loans                               95,532      100.0%        94,621      100.0%
                                                            =========                 =========
 Deferred loan fees                                  (13)                       (7)
                                                ---------                ----------
         Net loans                             $   95,519               $    94,614
                                                =========                ==========

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

The allowance for loan losses at March 31, 2001 totaled $1,127,000 representing a net increase of $31,000 or 3% compared to $1,096,000 at December 31, 2000. The increase is primarily due to the increase in loans since December 31, 2000 and is not related to any specifically identified problem loan. Management believes that the allowance for loan losses at March 31, 2001 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

                                       Three months ended
                                            March 31,
                                     ---------------------
                                        2001        2000
                                     ---------   ---------
Balance at beginning of period      $    1,096  $      959

   Charge-offs
   Recoveries:                       ---------   ---------
     Net charge-offs                         0           0
   Additions charged to operations          31          27
                                     ---------   ---------
Balance at end of period            $    1,127  $      986
                                     =========   =========

Note 6 - Impact of New Accounting Issues

During the year 2001 the Company adopted the following accounting standard issued by the Financial Accounting Standard Board.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company implemented this statement effective January 1, 2001. Implementation of the statement did not result in a material impact on its financial position or results of operations. As permitted by the statement the Company reclassified approximately $279,000 securities held-to-maturity with a market value of $283,000 to securities available-for-sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


VALLEY COMMUNITY BANCSHARES, INC.

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

Puyallup Valley Bank

Puyallup Valley Bank is a Washington state-chartered commercial bank, which commenced operations in October 1973. The Bank provides full-service banking to businesses and residents within the Puyallup community and its surrounding area. Puyallup Valley Bank places particular emphasis on serving the small to medium-sized business segment of the market by making available a line of banking products tailored to their needs, with those services delivered by experienced professionals concerned with building long-term relationships. Puyallup Valley Bank conducts business out of six full-service offices and one drive-up facility.

Valley Bank

Valley Bank is a Washington state-chartered commercial bank, which commenced operations in January 1999. The Bank provides full-service banking to businesses and residents within the Auburn community and its surrounding area. Valley Bank offers commercial banking services to small and medium size businesses, professionals and retail customers in the Bank's market area.

Both Puyallup Valley Bank and Valley Bank are solely owned subsidiaries of the Company.

RESULTS OF OPERATIONS

The Company earned net income of $369,000 or $0.32 per diluted share for the three months ended March 31, 2001, compared to net income of $377,000, or $0.33 per diluted share, for the three months ended March 31, 2000, a decrease of 2.2 percent. The Company's return on average assets was 1.01 percent for the three months ended March 31, 2001, compared to 1.13 percent for the three months ended March 31, 2000.

The decrease in net income for the three-month period ended March 31, 2001 was primarily the result of an increase in non-interest expense, which reflects the higher operating costs associated with Valley Bank's new banking facility that began operations in June 2000. The decrease was partially offset by increases in net interest income and non-interest income, which was favorably impacted by improving operations at Valley Bank.

The Company's net income is derived principally from the operating results of its banking subsidiaries, namely Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank is a well-established commercial bank and generates the Company's operating income. Puyallup Valley Bank earned net income of $383,000 for the three months ended March 31, 2001 compared to $405,000 for the three months ended March 31, 2000. Valley Bank, incurred losses of $11,000 for the three months ended March 31, 2001 compared to losses of $19,000 for the three months ended March 31, 2000. Valley Bank is expected to begin contributing positive earnings to the Company beginning the second quarter of 2001. However, there can be no assurance that Valley Bank will not incur more losses, which could have an adverse impact on the Company's earnings, dividend payments or future growth.

The following table shows the various performance ratios for the Company for the three months ended March 31, 2001 and 2000, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data
(dollars in thousands, except per share amounts)    THREE MONTHS  ENDED MAR. 31,
                                                       2001            2000
                                                    ------------  --------------
FINANCIAL PERFORMANCE

    Net Income                                      $     369     $      377
    Average Assets                                    148,387        134,132
    Average Stockholders' Equity                       19,978         18,417

    Return on Assets (net income divided by
      average assets)                                   1.01%          1.13%
    Return on Equity  (net income divided by
      average equity)                                   7.49%          8.21%
    Net Interest Margin (net interest income
      (tax adjusted) divided by earning assets)         5.05%          5.36%
    Efficiency Ratio (noninterest expense
      divided by noninterest income plus net
      interest income)                                 71.47%         68.00%

    Ratio of noninterest income to average
      assets                                            3.67%          3.60%

Net Interest Income

The component contributing most significantly to the Company's net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income, with tax-exempt income adjusted to a tax-equivalent basis, divided by average earning assets is referred to as net interest margin. For the three months ended March 31, 2001, the Company's net interest margin was 5.05 percent compared to 5.38 percent for the three months ended March 31, 2000.

Interest income was $2,662,000 for the three months ended March 31, 2001 compared to $2,400,000 for the three months ended March 31, 2000. The increase was due to growth in interest earning assets and the yield earned thereon. The yield on interest-earning assets increased to 7.99 percent for the three months ended March 31, 2001 compared to 7.89 percent during the same period a year ago. The yield increase was primarily as a result of increasing yields on investment securities.

Interest expense was $990,000 for the three months ended March 31, 2001 compared to $773,000 for the three months ended March 31, 2000. The increase was due to an increase in the cost of funds and growth in interest bearing liabilities. The cost of funds increased to 3.91 percent for the three months ended March 31, 2001 compared to 3.39 percent during the same period a year ago. The cost of funds increase was primarily related to a higher concentration in certificate of deposits greater than $100,000, an above market rate certificate of deposit special offered to Valley Bank customers in June 2000, and an overall increase in market interest rates. In addition, as a result of higher market interest rates, the Company experienced a trend of deposit customers transferring funds from non-interest bearing or low-interest bearing deposit to higher interest paying certificates of deposit. This trend is not anticipated to continue; however, if it does continue the Company may experience an increase in the cost of funds and potentially a lower net interest margin, and lower profitability.

During the three months ended March 31, 2001, market interest rates decreased and may decrease further during the balance of the year as a result of a slower national and regional economy. In periods of falling interest rates, the Company's net interest income and margin may increase because the Company has a greater amount of interest-bearing liabilities subject to repricing than interest earning assets. However, this increase may be offset as loan customers refinance their higher yielding loans to a lower interest rate. In addition, in a slowing economy, the demand for loans may decrease resulting in a higher percentage of the Company's earning assets invested in lower yielding securities. In addition, the rate paid on other deposits with administered interest rates such as NOW, savings and money market accounts generally do not decrease as rapidly as market interest rates.

The following table sets forth information concerning the Company's average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)
                                                  For the Three Months Ended March 31,
                                                    2001                           2000
                                      -----------------------------  ------------------------------
                                       Average    Revenue/   Yield/    Average    Revenue/   Yield/
ASSETS                                balance(1)  expense(2)  rate    balance(1)  expense(2)  rate
                                      ---------   ---------  ------   ---------   ---------  ------
Interest-earning assets
    Loans (including fees)           $   93,801  $   2,034    8.79%  $   82,040  $   1,812     8.88
    Investment securities                28,345        438    6.27%      34,553        509     5.92%
    Interest bearing deposits with
       banks                             13,992        213    6.17%       6,976        103     5.94%
    Federal Home Loan Bank Stock            447          7    6.35%         420          7     6.70%
                                      ---------   --------   ------   ---------   --------   -------
        Total Interest-earning
          assets                        136,585      2,692    7.99%     123,989      2,431     7.89%
    Total noninterest-earning
        assets                           11,802                          10,143
                                      ---------                       ---------
    TOTAL ASSETS                     $  148,387                      $  134,132
                                      =========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities

    Deposits                         $  102,406        985    3.90%  $   91,240        768     3.39%
    Other borrowed funds                    388          5    5.23%         419          5     4.80%
                                      ---------   --------   ------   ---------   --------   -------
        Total Interest-bearing
          liabilities                   102,794        990    3.91%      91,659        773     3.39%
    Noninterest-bearing
        liabilities                      25,615                          24,056
    Stockholders' equity                 19,978                          18,417

    TOTAL LIABILITIES AND             ---------                       ---------
    STOCKHOLDERS' EQUITY             $  148,387                      $  134,132
                                      =========                       =========
                                                  --------   ------               --------   -------
Net interest spread                              $   1,702    4.09%              $   1,658     4.49%
                                                  ========                        ========

Margin Analysis
    Interest income/ earning
        assets                                   $   2,692    7.99%              $   2,431     7.89%
    Interest expense/earning
        assets                                         990    2.94%                    773     2.51%
                                                  --------   ------               --------   -------
    Net interest margin                          $   1,702    5.05%              $   1,658     5.38%
                                                  ========                        ========

    (1) Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

    (2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The following table sets forth information concerning the Company's change in net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended March 31, 2001 compared to the three months ended March 31, 2000:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis - For the Three Months ended March 31,
(dollars in thousands)

                                      2001 Compared to 2000
                                ---------------------------------
                                  Volume       Rate         Net
                                ---------   ---------   ---------
Interest income
   Loans (including fees)      $      211  $       11  $      222
   Investment securities             (96)          25        (71)
   Interest bearing deposits
     with banks                       106           4         110
                                ---------   ---------   ---------
       Total Interest-earning
          assets                      221          40         261

Interest-bearing liabilities
   Total deposits                     129          88         217
   Other borrowed funds
                                ---------   ---------   ---------
       Total Interest-bearing
          liabilities                 129          88         217
                                ---------   ---------   ---------
       Net interest income     $       92  $     (48)  $       44
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

3 Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%


Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $31,000 for loan losses for the three months ended March 31, 2001 compared to $27,000 during the same three-month period last year. The provision was made as a result of increasing loans.

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

Noninterest income was $207,000 for the three months ended March 31, 2001, a 46 percent increase from $142,000 for the three months ended March 31, 2000. The increase in noninterest income for the first quarter was primarily the result of higher origination fees on mortgage loans brokered, gains realized on the sale of available-for-sale securities, and income received on newly issued bank debit cards. Based on the current lower interest rate environment, the Company anticipates that mortgage loans brokered will increase during the remainder of the year 2001 compared to the levels realized in 2000 as borrowers refinance their higher rate mortgage loans.

Noninterest expense was $1,343,000 for the three months ended March 31, 2001, compared to $1,203,000 for the three months ended March 31, 2000, a 12 percent increase. Noninterest expense continues to be impacted by higher salary and employee benefits, occupancy and equipment, and other operating expenses associated with the operation of the holding company and the new Valley Bank main office that opened in June 2000. The percentage of noninterest expense to average assets was 3.67 percent for the three months ended March 31, 2001, compared to 3.60 percent during the same period last year.

The Company's efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 71.47 percent for the three months ended March 31, 2001 compared to 68.00 percent for the three months ended March 31, 2000. The increase in the ratio was primarily due to a greater increase in noninterest expense when compared to increases in net interest income and noninterest income.

Provision for income tax

The Company's provision for income tax is a significant reduction of operating income. The provision for the three months ended March 31, 2001, was $136,000 compared to $162,000 for the three months ended March 31, 2000. The provision represents an effective tax rate of approximately 27 percent during 2001 and 30 percent during 2000. The Company's marginal tax rate is currently 34 percent. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax-exempt securities. The decrease in the Company's effective taxing rate results from a year 2000 current tax refund partially offset by a decrease in the amount of tax-exempt securities held for the three months ended March 31, 2001, compared to the same period a year ago.

FINANCIAL CONDITION

The Company's total consolidated assets were $153.7 million as of March 31, 2001, compared to $146.8 million as of December 31, 2000. The 4.7 percent increase in assets was primarily in interest bearing deposits with banks and loans, funded by increasing deposits and maturing securities. The increase in interest bearing deposits with banks represents the temporary investment of funds received from several large depositors, which are anticipated to be withdrawn during the second and third quarters of 2001 and from maturing securities. Valley Bank also impacted the growth in deposits.

Investment Portfolio

As of March 31, 2001, the Company had $27.6 million of securities available-for-sale, compared to $30.5 million as of December 31, 2000. The decrease resulted from maturities and principal repayments on amortizing securities. A portion of the maturing securities were reinvested in higher yielding certificates of deposits with other banks. Although, not as liquid as securities, certificates of deposits generally mature within a year. As of March 31, 2001, all of the Company's securities were classified as available for sale. As permitted by the SFAS No. 133, as amended, the Company reclassified approximately $279,000 securities held-to-maturity with a market value of $283,000 to securities available-for-sale. Management believes that securities classified as available for sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

Loans were $95.5 million as of March 31, 2001, compared to $94.6 million as of December 31, 2000. The increase was primarily in real estate construction and real estate commercial loans partially offset by a decrease in real estate mortgage loans. The percentage of loans to total assets was 62 percent and 64 percent at March 31, 2001 and December 31, 2000, respectively. It is management's intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company's net interest margin. However, the decrease in the percentage of loans to total assets during the quarter was the result of decreased loan originations and increasing loan refinances resulting from a slower local economy and lower interest rates.

The following table sets forth the composition of the Company's loan portfolio as of the dates indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio
(dollars in thousands)          March 31,              December 31,
                          ----------------------  ---------------------
                                  2001                    2000
                          ----------------------  ---------------------
                            Amount     Percent     Amount      Percent
                          ---------   ---------   ---------   ---------
Real Estate
    Construction         $    7,112        7.4%  $    5,959       6.3%
    Mortgage                 15,630       16.4%      16,701      17.6%
    Commercial               53,034       55.5%      52,620      55.6%
Commercial                   16,834       17.6%      16,258      17.2%
Consumer and other            2,262        2.4%       2,523       2.7%
Lease financing                 660        0.7%         560       0.6%
                          ---------   ---------   ---------   --------
       Total loans           95,532      100.0%      94,621     100.0%
                                      =========               ========
Deferred loan fees             (13)                     (7)
                          ---------               ---------
       Net loans         $   95,519              $   94,614
                          =========               =========

Risk Elements

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets
                                    March 31,     December 31,
                                      2001           2000
                                   -----------    ------------
Non-performing assets:
     Nonaccrual loans             $        195   $         -0-
     Loans 90 days or more past
       due
     Restructured loans
                                   -----------    ------------
                                           195             -0-
     Other real estate owned
                                   -----------    ------------
       Total non-performing
       assets                     $        195   $         -0-
                                   ===========    ============


As of March 31, 2001, the Company had $195,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had no nonperforming assets as of December 31, 2000.

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

During the three-month period ended March 31, 2001 there was one commercial loan placed on nonaccrual status. The gross income that would have been recorded for the three months ended March 31, 2001 if the nonaccrual loan had been current and in accordance with its original term approximates $5,000. Interest recognized on the loan for the year was insignificant. The Company does not anticipate any loss with respect to this credit.

There were no nonaccrual loans during the three-months ended March 31, 2000 and therefore, there was no impact to interest income during that period.

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

The majority of the Company's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Puyallup and Pierce County areas and also in the Auburn and King County areas. Real estate prices in this market are stable at this time. However, the ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to change in local market conditions in the future.

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

The following table sets forth information regarding changes in the Company's allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

                                          Analysis of the Allowance for
                                                   Loan Losses
                                          Three months ended March 31,
                                          -----------------------------
                                               2001          2000
                                            ----------     ---------
 Balance at beginning of period             $    1,096    $      959

    Charge-offs
    Recoveries:
                                             ---------     ---------
      Net charge-offs
    Additions charged to operations                 31            27
                                             ---------     ---------
 Balance at end of period                   $    1,127    $      986
                                             =========     =========

 Average Loans Outstanding                  $   93,801    $   82,040

 Ratio of net charge-off during
   the period to average loans
   outstanding                                   0.00%         0.00%

 Ratio of allowance for loan
   losses to average loans
   outstanding                                   1.23%         1.20%


There were no charge-offs loans during the three months ended March 31, 2001 and 2000. The ratio of the allowance for loan losses to average loans outstanding increased from 1.20 percent at December 31, 2000 to 1.23 percent during the three months ended March 31, 2001. The increase was the result of growth in the allowance for loan losses exceeding loan growth. The ratio is anticipated to decrease during the balance of the year 2001, as a result of increased loan growth.

Analysis of the Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the loan portfolio based on management's assessment of various factors affecting the loan portfolio, including, local economic conditions, growth of the loan portfolio and its composition. Non-performing loans and net charge-offs during the periods presented have been minimal demonstrating strong credit quality. Increases in the allowance for loan losses made though provisions were primarily a result of loan growth.

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

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Deposits
(dollars in thousands)                                 Period ended,
                                         -------------------   --------------------
                                           March 31, 2001       December 31, 2000
                                         -------------------   --------------------
                                          Amount    Percent     Amount      Rate
                                         -------------------   --------------------
 Noninterest bearing demand
    deposits                            $   26,285    19.86%  $   24,140     19.30%
 Interest bearing demand deposits           18,347    13.86%      17,417     13.93%
 Money market deposits                      31,658    23.91%      29,841     23.86%
 Savings deposits                           10,630     8.03%      10,320      8.25%
 Time certificates [LESS THAN] $100,000     24,631    18.61%      23,575     18.85%
 Time certificates [MORE THAN] $100,000     20,830    15.73%      19,754     15.80%
                                         -------------------   --------------------
                                        $  132,381   100.00%  $  125,047    100.00%
                                         ===================   ====================

Deposits increased to $132.4 million as of March 31, 2001, compared to $125.0 million as of December 31, 2000. The increase in noninterest bearing demand deposits and money market was the result of large deposits by several commercial customers. These funds are considered temporary and are anticipated to be withdrawn during the second quarter of 2001. Management believes the increase in time certificates less than $100,000 resulted from investors seeking safer investments.

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company's Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2001 contributed $.7 million to liquidity compared to $.7 million for the three months ended March 31, 2000. The majority of the Company's funding comes from customer deposits within its operating region. Customer deposits provided $7.3 million for the three months ended March 31, 2001 compared to $1.7 million for the three months ended March 31, 2000. For the first three months ended March 31, 2001, noninterest bearing demand deposits, money market deposits, and certificates of deposit provided the majority of the deposit growth. Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company's securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturities of securities provided $6.3 million for the three months ended March 31, 2001 compared to $2.5 million for the three months ended March 31, 2000.

At March 31, 2001, the Company held cash and due from banks and Interest bearing deposits with banks of approximately $24.0 million. In addition, at such date $27.6 million of the Company's investments were classified as available for sale.

The Banks have capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle ("FHLB") through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Banks must maintain unencumbered collateral with a value at least equal to the outstanding balance. At March 31, 2001, the Banks had no advances outstanding to the FHLB. In addition to the FHLB credit line, the Banks have committed line of credit agreements totaling approximately $7.1 million from unaffiliated banks.

The Company's total stockholders' equity decreased slightly to $20.06 million at March 31, 2001 from December 31, 2000. The decrease was the result of a $.55 dividend paid to stockholders of record on December 31, 2000, partially offset by net income earned during the three months ended March 31, 2001 and an increase in unrealized gains recorded on securities available for sale, net of income tax. At March 31, 2001, stockholders' equity was 13.0 percent of total assets, compared to 13.7 percent at December 31, 2000.

The market value of available for sale securities was greater than book value at both March 31, 2001 and December 31, 2000, primarily as a result of decreasing interest rates, which resulted in an unrealized gain in the investment portfolio. Management may sell securities in order to supplement earnings but management does not believe the resulting sale would materially affect the overall condition of the Company.

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

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Banks' are qualified as "well-capitalized" at March 31, 2001. Management believes that under the current regulations the Banks will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Banks such as a downturn in the economy where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Banks as of March 31, 2001, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital
                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                    For Capital            Prompt Corrective
                                               Actual            Adequacy Purposes         Action Provisions
                                       -------------------      --------------------     ---------------------
As of March 31, 2001                     Amount     Ratio        Amount      Ratio         Amount      Ratio
                                       ---------   -------      ---------   -------      ---------    --------
Total Capital
      (to Risk-Weighted Assets)
          Consolidated                 $  20,942    19.20%  >   $  8,737  >  8.00%   >   $  10,922  >   10.00%
                                                            -             -          -              -
          Puyallup Valley Bank         $  14,473    15.40%  >   $  7,535  >  8.00%   >   $   9,419  >   10.00%
                                                            -             -          -              -
          Valley Bank                  $   3,938    30.20%  >   $  1,043  >  8.00%   >   $   1,304  >   10.00%
                                                            -             -          -              -

Tier I Capital
      (to Risk-Weighted Assets)
          Consolidated                 $  19,815    18.10%  >   $  4,369  >  4.00%   >   $   6,553  >    6.00%
                                                            -             -          -              -
          Puyallup Valley Bank         $  13,487    14.30%  >   $  3,768  >  4.00%   >   $   5,651  >    6.00%
                                                            -             -          -              -
          Valley Bank                  $   3,797    29.10%  >   $    522  >  4.00%   >   $     782  >    6.00%
                                                            -             -          -              -

Tier I Capital
      (to Average Assets)
          Consolidated                 $  19,815    13.40%  >   $  5,936  >  4.00%   >   $   7,420  >    5.00%
                                                            -             -          -              -
          Puyallup Valley Bank         $  13,487    10.20%  >   $  5,292  >  4.00%   >   $   6,615  >    5.00%
                                                            -             -          -              -
          Valley Bank                  $   3,797    26.70%  >   $    569  >  4.00%   >   $     711  >    5.00%
                                                            -             -          -              -


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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2001, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2000. For additional information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Company. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.

PART II -- OTHER INFORMATION

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

        Not applicable

Item 5. OTHER INFORMATION

        Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Articles of Incorporation of Valley Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
               2000).

          3.2 Bylaws of Valley Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

          10. Material contracts of Valley Community Bancshares, Inc. (incorporated by reference to Exhibits 10.1 through 10.8 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

     (b)  Reports on Form 8-K

          Valley Community Bancshares, Inc. filed no report on Form 8-K during the three months ending March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VALLEY COMMUNITY BANCSHARES, INC.
                                                          (Registrant)


                       Date    May 3, 2001        /s/             David H. Brown
                       -------------------        ------------------------------
                                                                  David H. Brown
                                                                   President and
                                                         Chief Executive Officer

                       Date    May 3, 2001        /s/          Joseph E. Riordan
                       -------------------        ------------------------------
                                                               Joseph E. Riordan
                                                    Executive Vice President and
                                                         Chief Financial Officer