Form 10-Q
period 2001-06-30
VALLEY COMMUNITY BANCSHARES INC
filed 2001-08-08
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended June 30, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) ) of the Securities Exchange Act of 1934 For Transition Period from ______________ to ______________

Commission File Number 000-30447

VALLEY COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1913479 (I.R.S. Employer Identification No.)

1307 East Main, Puyallup, Washington (Address of principal executive offices)	98372 (Zip Code)

(253) 848-2316
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]     No    [   ]

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at August 1, 2001 was 1,133,588.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

i

Item 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders
Valley Community Bancshares, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Valley Community Bancshares, Inc. and subsidiaries (the “Company”) as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Valley Community Bancshares, Inc and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (which are not presented herein), and in our report dated February 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moss Adams LLP

Everett, Washington
July 27, 2001

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	June 30,	December 31,

	2001	2000

ASSETS

Cash and due from banks	$5,062	$4,466

Interest-bearing deposits with banks	18,377	10,123

Securities available-for-sale	28,990	30,483

Securities held-to-maturity		279

Federal Home Loan Bank stock	462	447

	52,891	45,798

Loans	96,249	94,614

Less allowance for loan losses	1,161	1,096

Loans,net	95,088	93,518

Accrued interest receivable	782	952

Premises and equipment, net	5,720	5,712

Real estate held for investment	224	224

Other assets	377	565

Total assets	$155,082	$146,769

LIABILITIES

Deposits

Noninterest-bearing	$23,905	$24,140

Interest-bearing	109,265	100,907

Total deposits	133,170	125,047

Other borrowed funds	516	557

Accrued interest payable	494	597

Other liabilities	456	443

Total liabilities	134,636	126,644

STOCKHOLDERS’ EQUITY

Common stock, par value $1 per share; 5,000,000 shares authorized; 1,133,588 shares issued and outstanding in 2001 and 2000, respectively	1,134	1,134

Additional paid-in capital	16,322	16,322

Retained earnings	2,733	2,613

Accumulated other comprehensive income, net of tax	257	56

Total stockholders’ equity	20,446	20,125

Total liabilities and stockholders’ equity	$155,082	$146,769

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

INTEREST INCOME

Interest and fees on loans	$2,040	$1,965	$4,074	$3,777

Interest on federal funds sold and deposits in banks	214	151	427	254

Interest on securities	389	452	804	937

Total interest income	2,643	2,568	5,305	4,968

INTEREST EXPENSE

Interest on deposits	929	870	1,914	1,638

Interest on federal funds and other short-term borrowings	4	26	9	31

Total interest expense	933	896	1,923	1,669

Net interest income	1,710	1,672	3,382	3,299

PROVISION FOR LOAN LOSSES	31	32	62	59

Net interest income after provision for loan losses	1,679	1,640	3,320	3,240

NONINTEREST INCOME

Service charges	95	80	188	154

Gain on sale of investment securities, net			10

Origination fees on mortgage loans brokered	43	2	65	5

Other operating income	67	65	149	130

Total noninterest income	205	147	412	289

NONINTEREST EXPENSE

Salaries	508	482	1,049	976

Employee benefits	138	124	282	251

Occupancy	135	110	281	229

Equipment	130	119	259	229

Other operating expenses	434	378	817	731

Total noninterest expense	1,345	1,213	2,688	2,416

INCOME BEFORE INCOME TAX	539	574	1,044	1,113

PROVISION FOR INCOME TAX	165	169	301	331

NET INCOME	$374	$405	$743	$782

EARNINGS PER SHARE

Basic	$0.33	$0.36	$0.66	$0.69

Diluted	$0.32	$0.35	$0.64	$0.68

Weighted average shares outstanding	1,133,588	1,133,148	1,133,5889	1,129,355

Weighted average diluted shares outstanding	1,152,423	1,155,785	1,152,423	1,154,897

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$743	$782

Adjustments to reconcile net income to net cash from operating activities

Provisions for loan losses	62	59

Depreciation	233	200

Deferred income tax	(9)	(1)

Net amortization on securities	22	18

FHLB stock dividends	(15)	(14)

Gain on sale of securities available-for-sale	(10)

Loss on sale of premises and equipment	2

Increase (decrease) in accrued interest receivable	170	(1)

Increase (decrease) in other assets	94	(20)

Increase (decrease) in accrued interest payable	(103)	36

Increase in other liabilities	13	2

Net cash from operating activities	1,202	1,061

Net increase in interest-bearing deposits with banks	(8,254)	867

Purchase of securities available-for-sale	(8,241)	(1,506)

Proceeds from sales of securities available-for-sale	1,007

Proceeds from maturities of securities available-for-sale	9,298	3,685

Proceeds from maturities of securities held-to-maturity		163

Net increase in loans	(1,632)	(10,093)

Additions to premises and equipment	(243)	(1,153)

Net cash from investing activities	(8,065)	(8,037)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	8,123	8,815

Net increase (decrease) in other borrowed funds	(41)	982

Cash dividends paid	(623)	(564)

Stock options exercised		44

Net cash from financing activities	7,459	9,277

NET DECREASE IN CASH AND DUE FROM BANKS	596	2,301

CASH AND DUE FROM BANKS, beginning of year	4,466	5,127

CASH AND DUE FROM BANKS, at end of period	$5,062	$7,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for

Interest	$2,026	$1,633

Income taxes	167	356

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Unrealized gains (losses) on securities available-for-sale	$304	$(44)

Deferred tax on unrealized (gains) losses on securities available-for-sale	(103)	15

Held-to-maturity securities transferred to securities available-for-sale	279

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Valley Community Bancshares, Inc. (the “Company”) has prepared the condensed consolidated financial statements of the Company for the three-month and six-month periods ended June 30, 2001 and June 30, 2000 without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three-months and six months ended June 30, 2001, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2001. The report of Moss Adams LLP commenting upon their review accompanies the consolidated financial statements included in Item 1 of Part I.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements for the year ended December 31, 2000 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 2. Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months and six months ended June 30, 2001 and 2000 (dollars in thousands, except per share amounts).

VALLEY COMMUNITY BANCSHARES, INC.
Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

NUMERATOR:

Net income	$374	$405	$743	$782

DENOMINATOR:

Denominator for basic earnings per share:

Weighted average shares	1,133,588	1,133,148	1,133,588	1,129,355

Effect of diluted securities — stock options	18,834	22,637	18,834	25,542

Denominator for diluted earnings per share:

Weighted average shares and assumed conversion of diluted stock options	1,152,423	1,155,785	1,152,423	1,154,897

Basic earnings per share	$0.33	$0.36	$0.66	$0.69

Diluted earnings per share	$0.32	$0.35	$0.64	$0.68

Note 3 — Investment Securities

Investment securities have been classified according to management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

June 30, 2001

Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$10,043	$130	$10	$10,163

State and political subdivisions	6,177	116		6,293

Mortgage-backed securities	11,380	151	12	11,519

Other	1,001	15	1	1,015

	$28,601	$412	$23	$28,990

December 31, 2000

Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$16,652	$77	$30	$16,699

State and political subdivisions	4,710	38	7	4,741

Mortgage-backed securities	7,531	47	30	7,548

Other	1,504		9	1,495

	30,397	162	76	30,483

Securities Held-to-Maturity

U.S. Treasury and U.S. Government corporations and agencies	244	4		248

State and political subdivisions	35			35

	279	4		283

	$30,676	$166	$76	$30,766

Note 4 — Loans

The major classifications of loans at June 30, 2001 and December 31, 2000 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

Loan Portfolio
(dollars in thousands)

	June 30,		December 31,
	2001		2000

	Amount	Percent	Amount	Percent

Real Estate

Construction	$7,532	7.8%	$5,959	6.3%

Mortgage	15,020	15.6%	16,701	17.6%

Commercial	54,392	56.5%	52,620	55.6%

Commercial	15,824	16.4%	16,258	17.2%

Consumer and other	2,748	2.9%	2,523	2.7%

Lease financing	784	0.8%	560	0.6%

Total loans	96,300	100.0%	94,621	100.0%

Deferred loan fees	(51)		(7)

Net loans	$96,249		$94,614

Note 5 — Allowance for Loan Losses

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

The allowance for loan losses at June 30, 2001 totaled $1,161,000 representing a net increase of $65,000 or 6% compared to $1,096,000 at December 31, 2000. The increase is primarily due to the increase in loans since December 31, 2000 and is not related to any specifically identified problem loan. Management believes that the allowance for loan losses at June 30, 2001 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

Loan Loss Experience

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Balance at beginning of period	$1,127	$986	$1,096	$959

Charge-offs Recoveries:	3		3

Net charge-offs	3		3

Additions charged to operations	31	32	62	59

Balance at end of period	$1,161	$1,018	$1,161	$1,018

Note 6 — Impact of New Accounting Issues

During the year 2001 the Company adopted the following accounting standard issued by the Financial Accounting Standard Board.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company implemented this statement effective January 1, 2001. Implementation of the statement did not result in a material impact on its financial position or results of operations. As permitted by the statement the Company reclassified approximately $279,000 in securities held-to-maturity with a market value of $283,000 to securities available-for-sale.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valley Community Bancshares, Inc.

Valley Community Bancshares, Inc. (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized and incorporated under the laws of the State of Washington as a holding company for its principal banking subsidiary, Puyallup Valley Bank, a state chartered, FDIC insured commercial bank, through a reorganization completed on July 1, 1998. The Company conducts its business primarily through Puyallup Valley Bank, but in January 1999 the Company opened Valley Bank, a newly organized state chartered FDIC insured commercial bank subsidiary located in Auburn, Washington. Puyallup Valley Bank and Valley Bank are referred to as the “Banks” in this Form 10-Q.

The Company’s main office is located in Puyallup, Washington, which also serves as the main office of Puyallup Valley Bank. Valley Bank is located in Auburn, Washington. The Banks provide a full range of commercial banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in Puyallup and Auburn, Washington, and their environs.

The principal source of the Company’s revenue are (i) interest and fees on loans; (ii) deposit service charges; (iii) merchant credit card processing fees; (iv) interest bearing deposits with banks; (v) interest on investments (principally government securities) and (vi) origination fees on mortgage loans brokered. The Bank’s lending activity consists of short-to-medium-term commercial and consumer loans, including operating loans and lines of credit, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans or lines of credit, home improvement loans and rehabilitation loans. The Banks also offer cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts for various accounts.

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

Valley Bank

Valley Bank is a Washington state-chartered commercial bank, which commenced operations in January 1999. The Bank provides full-service banking to businesses and residents within the Auburn community and its surrounding area. Valley Bank offers commercial banking services to small and medium size businesses, professionals and retail customers in the Bank’s market area. Valley Bank conducts business out of one full-service office.

Both Puyallup Valley Bank and Valley Bank are wholly owned subsidiaries of the Company.

Results of Operations

The Company earned net income of $374,000 or $0.32 per diluted share for the three months ended June 30, 2001, compared to net income of $405,000, or $0.35 per diluted share, for the three months ended June 30, 2000, a decrease of 8 percent. The Company’s return on average assets was .97 percent for the three months ended June 30, 2001, compared to 1.16 percent for the three months ended June 30, 2000.

The Company earned net income of $743,000 or $.64 per diluted share for the six months ended June 30, 2001, compared to net income of $782,000, or $0.68 per diluted share, for the six months ended June 30, 2000, a decrease of 5 percent. The Company’s return on average assets was .99 percent for the six months ended June 30, 2001, compared to 1.14 percent for the six months ended June 30, 2000.

The decrease in net income for both the three-month and six-month periods ended June 30, 2001 was primarily the result of an increase in non-interest expense, which reflects the higher operating costs associated with Valley Bank’s new banking facility that began operations in June 2000. The decrease was partially offset by increases in net interest income and non-interest income, which was favorably impacted by improving operations at Valley Bank.

The Company’s net income is derived principally from the operating results of its banking subsidiaries, namely Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank is a well-established commercial bank and generates the Company’s operating income.

Puyallup Valley Bank earned net income of $379,000 and $762,000 for the three and six months ended June 30, 2001, respectively compared to $437,000 and $842,000 for the three and six months ended June 30, 2000. Puyallup Valley Bank’s decrease in earnings resulted from a decrease in net interest income resulting from higher deposit interest costs and from increased operating costs.

Valley Bank, earned net income of $9,000 and incurred a net loss of $2,000 for the three and six months ended June 30, 2001, respectively compared to a net loss $23,000 and $42,000 for the three and six months ended June 30, 2000, respectively. Valley Bank began contributing positive earnings to the Company during the second quarter of 2001. However, there can be no assurance that Valley Bank will not incur more losses, which could have an adverse impact on the Company’s earnings, dividend payments or future growth.

The following table shows the various performance ratios for the Company for the three and six months ended June 30, 2001 and 2000, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data
(dollars in thousands, except per share amounts)

	Three Months Ended June, 30,		Six Months Ended June, 30,

	2001	2000	2001	2000

Financial Performance

Net Income	$374	$405	$743	$782

Average Assets	154,194	140,086	151,289	137,128

Average Stockholders’ Equity	20,308	18,762	20,144	18,642

Return on Assets (net income divided by average assets)	0.97%	1.16%	0.99%	1.14%

Return on Equity (net income divided by average equity)	7.39%	8.66%	7.44%	8.41%

Net Interest Margin (net interest income (tax adjusted) Divided by earning assets)	4.93%	5.30%	4.99%	5.34%

Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	70.23%	66.68%	70.85%	67.34%

Ratio of noninterest income to average assets	3.50%	3.47%	3.58%	3.53%

Net Interest Income

The component contributing most significantly to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income, with tax-exempt income adjusted to a tax-equivalent basis, divided by average earning assets is referred to as net interest margin. For the three months ended June 30, 2001, the Company’s net interest margin was 4.93 percent compared to 5.30 percent for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company’s net interest margin was 4.99 percent compared to 5.34 percent for the six months ended June 30, 2000.

Interest income was $2,643,000 for the three months ended June 30, 2001 compared to $2,568,000 for the three months ended June 30, 2000. Interest income was $5,305,000 for the six months ended June 30, 2001 compared to $4,968,000 for the six months ended June 30, 2000. The increase was due to growth in interest earning assets partially offset by a lower yield earned thereon. The yield on interest-earning assets decreased to 7.56 percent for the three months ended June 30, 2001 compared to 8.09 percent during the same period a year ago. The yield on interest-earning assets decreased to 7.77 percent for the six months ended June 30, 2001 compared to 7.99 percent during the same period a year ago. The decrease in yields was the result of a lower yield realized on interest bearing deposits with banks and loans. The yield decrease reflects an overall decline in market interest rates resulting from a soft economic environment.

Interest expense was $933,000 for the three months ended June 30, 2001 compared to $896,000 for the three months ended June 30, 2000. Interest expense was $1,923,000 for the six months ended June 30, 2001 compared to $1,669,000 for the six months ended June 30, 2000. The increase was due to growth in interest bearing liabilities. The cost of funds decreased to 3.48 percent for the three months ended June 30, 2001 compared to 3.70 percent during the same period a year ago. The cost of funds increased to 3.68 percent for the six months ended June 30, 2001 compared to 3.55 percent during the same period a year ago. The six-month cost of funds increase was primarily related to a higher concentration in certificate of deposits greater than $100,000 and an above market rate certificate of deposit special offered to Valley Bank customers in June 2000. Falling interest rates are anticipated to decrease the Company’s cost of funds during the balance of 2001 as high rate certificates of deposit reprice to a lower interest rate.

During the three months and six months ended June 30, 2001, market interest rates decreased and may decrease further during the balance of the year as a result of a slower national and regional economy. In periods of falling interest rates, the Company’s net interest income and margin may increase because the Company has a greater amount of interest-bearing liabilities subject to repricing than interest earning assets. However, this increase may be offset as loan customers refinance their higher yielding loans to a lower interest rate. In addition, in a slowing economy, the demand for loans may decrease resulting in a higher percentage of the Company’s earning assets invested in lower yielding securities. In addition, the rate paid on other deposits with administered interest rates such as NOW, savings and money market accounts generally do not decrease as rapidly as market interest rates.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.

AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Three Months Ended June 30,

	2001			2000

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance (1)	Expense (2)	Rate	Balance (1)	Expense (2)	Rate

ASSETS

Interest-earning assets

Loans (including fees)	$96,542	$2,040	8.48%	$87,122	$1,965	9.07%

Investment securities	27,658	414	6.01%	32,956	489	5.97%

Interest bearing deposits with banks	17,301	214	4.96%	8,628	137	6.39%

Federal Home Loan Bank Stock	454	8	7.07%	426	7	6.61%

Total Interest-earning assets	141,955	2,676	7.56%	129,132	2,598	8.09%

Total noninterest-earning assets	12,239			10,954

TOTAL ASSETS	$154,194			$140,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities

Deposits	$107,320	929	3.47%	$95,982	870	3.65%

Other borrowed funds	368	4	4.36%	1,376	26	7.60%

Total Interest-bearing liabilities	107,688	933	3.48%	97,358	896	3.70%

Noninterest-bearing liabilities	26,198			23,966

Stockholders’ equity	20,308			18,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,194			$140,086

Net interest spread		$1,743	4.09%		$1,702	4.39%

Margin Analysis

Interest income/earning assets		$2,676	7.56%		$2,598	8.09%

Interest expense/earning assets		933	2.64%		896	2.79%

Net interest margin		$1,743	4.93%		$1,702	5.30%

1	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.

AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Six Months Ended June 30,

	2001			2000

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance (1)	Expense (2)	Rate	Balance (1)	Expense (2)	Rate

ASSETS

Interest-earning assets

Loans (including fees)	$95,170	$4,074	8.63%	$84,581	$3,777	8.98%

Investment securities	28,001	852	6.14%	33,755	998	5.95%

Interest bearing deposits with banks	15,647	427	5.50%	7,802	240	6.19%

Federal Home Loan Bank Stock	451	15	6.71%	423	14	6.66%

Total Interest-earning assets	139,269	5,368	7.77%	126,561	5,029	7.99%

Total noninterest-earning assets	12,020			10,567

TOTAL ASSETS	$151,289			$137,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities

Deposits	$104,862	1,914	3.68%	$93,641	1,638	3.52%

Other borrowed funds	378	9	4.80%	898	31	6.94%

Total Interest-bearing liabilities	105,240	1,923	3.68%	94,539	1,669	3.55%

Noninterest-bearing liabilities	25,905			23,947

Stockholders’ equity	20,144			18,642

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,289			$137,128

Net interest spread		$3,445	4.09%		$3,360	4.44%

Margin Analysis

Interest income/earning assets		$5,368	7.77%		$5,029	7.99%

Interest expense/earning assets		1,923	2.78%		1,669	2.65%

Net interest margin		$3,445	4.99%		$3,360	5.34%

1	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The following table sets forth information concerning the Company’s change in net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended June 30, 2001 compared to the three months ended June 30, 2000 and for the six month period ended June 30, 2001 compared to the six months ended June 30, 2000:

VALLEY COMMUNITY BANCSHARES, INC.

Volume/Rate Analysis — For the Three Months ended June 30,
(dollars in thousands)

	2001 Compared to 2000

	Volume (1)	Rate (1)	Net

Interest income

Loans (including fees) (2)	$171	$(96)	$75

Investment securities (3)	(73)	(2)	(75)

Interest bearing deposits with banks	113	(36)	77

Federal Home Loan Bank Stock dividend		1	1

Total Interest-earning assets	211	(133)	78

Interest-bearing liabilities

Total deposits	110	(51)	59

Other borrowed funds	(14)	(8)	(22)

Total Interest-bearing liabilities	96	(59)	37

Net interest income	$115	$(74)	$41

Volume/Rate Analysis — For the Six Months ended June 30,
(dollars in thousands)

	2001 Compared to 2000

	Volume (1)	Rate (1)	Net

Interest income

Loans (including fees) (2)	$322	$(25)	$297

Investment securities (3)	(149)	36	(146)

Interest bearing deposits with banks	192	(5)	187

Federal Home Loan Bank Stock dividend	1		1

Total Interest-earning assets	366	(27)	339

Interest-bearing liabilities

Total deposits	214	62	276

Other borrowed funds	(14)	(8)	(22)

Total Interest-bearing liabilities	200	54	254

Net interest income	$166	$(81)	$85

1	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.
2	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.
3	Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $31,000 for loan losses for the three months ended June 30, 2001 compared to $32,000 during the same three-month period last year. The Company provided $62,000 for loan losses for the six months ended June 30, 2001 compared to $59,000 during the same six-month period last year. The provision was made as a result of increasing loans.

As a result of the increase in the provision for loan losses management believes the amount of the allowance for loan losses to be adequate to absorb losses in the current portfolio. This statement is based upon management’s continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets, and economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate. For further discussion regarding the allowance for loan losses, see the discussion on allowance for loan losses under Risk Elements.

Noninterest income and expense

Net income is also affected by noninterest income (primarily service charges, and other operating income) and noninterest expenses (primarily salaries and employee benefits, occupancy, equipment, and other operating expenses).

Noninterest income was $205,000 for the three months ended June 30, 2001, a 39 percent increase from $147,000 for the three months ended June 30, 2000. Noninterest income was $412,000 for the six months ended June 30, 2001, a 43 percent increase from $289,000 for the six months ended June 30, 2000. The increase in noninterest income for the three months and six months periods ended June 30, 2001 was the result of higher origination fees on mortgage loans brokered and income received on newly issued bank debit cards. Based on the current lower interest rate environment, the Company anticipates that mortgage loans brokered will increase during the remainder of the year 2001 compared to the levels realized in 2000 as borrowers refinance their higher rate mortgage loans. Noninterest income may also be positively impacted during the fourth quarter of 2001 or first quarter of 2002 as a result of the Company actively marketing the sale of the Bank’s real estate held for investment at a price significantly higher than it’s recorded book value.

Noninterest expense was $1,345,000 for the three months ended June 30, 2001, an 11 percent increase from $1,213,000 for the three months ended June 30, 2000. Noninterest expense was $2,688,000 for the six months ended June 30, 2001, an 11 percent increase from $2,416,000 for the six months ended June 30, 2000. Noninterest expense continues to be impacted by higher salary and employee benefits, occupancy and equipment, and other operating expenses associated with the operation of the holding company and the new Valley Bank main office that opened in June 2000. The Company’s higher 2001 marketing and advertising budget also impacted noninterest expense. The percentage of noninterest expense to average assets was 3.58 percent for the six months ended June 30, 2001, compared to 3.53 percent during the same period last year.

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 70.2 percent for the three months ended June 30, 2001 compared to 66.7 percent for the three months ended June 30, 2000. The Company’s efficiency ratio was 70.9 percent for the six months ended June 30, 2001 compared to 67.3 percent for the six months ended June 30, 2000. The increase in the ratio was primarily due to a greater increase in noninterest expense when compared to increases in net interest income and noninterest income.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months ended June 30, 2001, was $165,000 compared to $169,000 for the three months ended June 30, 2000. The provision for the six months ended June 30, 2001, was $301,000 compared to $331,000 for the six months ended June 30, 2000. The provision represents an effective tax rate of approximately 29 percent during 2001 and 30 percent during 2000. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities. The decrease in the Company’s effective taxing rate results from an increase in the amount of tax-exempt securities held for the six months ended June 30, 2001, compared to the same period a year ago.

Financial Condition

The Company’s total consolidated assets were $155.1 million as of June 30, 2001, compared to $146.8 million as of December 31, 2000. The 6 percent increase in assets was primarily in interest bearing deposits with banks and loans, funded by increasing deposits and maturing securities. The increase in interest bearing deposits with banks represents the temporary investment of funds received from several large depositors. These funds may be withdrawn during the third and fourth quarters of 2001. Valley Bank also impacted the growth in deposits.

Investment Portfolio

The major classifications of investments at June 30, 2001 and December 31,2000, are summarized in Note 3 — Investment Securities in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2001, the Company had $29.0 million of securities available-for-sale, compared to $30.5 million as of December 31, 2000. The decrease resulted from maturities and principal repayments on amortizing securities. A portion of the maturing securities was reinvested in higher yielding certificates of deposits with other banks. Although, not as liquid as securities, certificates of deposits generally mature within a year. As of June 30, 2001, all of the Company’s securities were classified as available-for-sale. As permitted by the SFAS No. 133, as amended, the Company reclassified approximately $279,000 securities held-to-maturity with a market value of $283,000 to securities available-for-sale. Management believes that securities classified as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at June 30, 2001 and December 31,2000, are summarized in Note 4 — Loans in the Notes to Condensed Consolidated Financial Statements.

Loans were $96.2 million as of June 30, 2001, compared to $94.6 million as of December 31, 2000. The increase was primarily in real estate construction and real estate commercial loans partially offset by a decrease in real estate mortgage loans. The percentage of loans to total assets was 62 percent and 64 percent at June 30, 2001 and December 31, 2000, respectively. It is management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin. However, the decrease in the percentage of loans to total assets during the quarter was the result of decreased loan originations and increasing loan refinances resulting from a slower local economy and lower interest rates.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

Non-performing Assets

	June 30,	December 31,
	2001	2000

Non-performing assets:

Nonaccrual loans	$188	$-0-

Loans 90 days or more past due Restructured loans

	188	-0-

Other real estate owned

Total non-performing assets	$188	$-0-

As of June 30, 2001, the Company had $188,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had no nonperforming assets as of December 31, 2000.

The accrual of interest on nonaccrual and other impaired loans is discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan’s collateral.

During the three-month and six-month period ended June 30, 2001 there was one commercial loan placed on nonaccrual status. The gross income that would have been recorded for the three and six month periods ended June 30, 2001 if the nonaccrual loan had been current and in accordance with its original term approximates $5,000 and $10,000, respectively. Interest recognized on the loan for the year was insignificant. During the three-month and six-month period ended June 30, 2000 there was one mortgage loan placed on nonaccrual status in the amount of $14,000. The gross income that would have been recorded for the six months ended June 30, 2001 if the nonaccrual loan had been current and in accordance with its original term approximates $1,000. Interest recognized on the loan for the year was insignificant.

Summary of Loan Loss Experience

Changes in the Allowance for Loan Losses

The activity in the allowance for loan losses is summarized in Note 5 - Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries), and established through a provision for loan losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, commitments to extend credit and standby letters of credit based on evaluations of collectibility and prior loss experience of loans, commitments to extend credit and standby letters of credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, standby letters of credit and current economic conditions that may affect the borrowers’ ability to pay.

The majority of the Company’s loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Puyallup and Pierce County areas and also in the Auburn and King County areas. Real estate prices in this market are stable at this time. However, the ultimate collectibility of a substantial portion of the Company’s loan portfolio may be susceptible to change in local market conditions in the future.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

     VALLEY COMMUNITY BANCSHARES, INC.

     Loan Loss Experience

	Analysis of the Allowance for Loan Losses

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Balance at end of period	$1,161	$1,018	$1,161	$1,018

Average Loans Outstanding	$96,542	$87,122	$95,170	$84,581

Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%	0.00%	0.00%

Ratio of allowance for loan losses to average loans outstanding	1.20%	1.17%	1.22%	1.20%

There were no charge-offs loans during the three and six months ended June 30, 2001 and 2000. The ratio of the allowance for loan losses to average loans outstanding increased from 1.20 percent at December 31, 2000 to 1.22 percent during the six months ended June 30, 2001. The increase was the result of growth in the allowance for loan losses exceeding loan growth. The ratio is anticipated to decrease during the balance of the year 2001, as a result of increased loan growth.

Analysis of the Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the loan portfolio based on management’s assessment of various factors affecting the loan portfolio, including, local economic conditions, growth of the loan portfolio and its composition. Non-performing loans and net charge-offs during the periods presented have been minimal demonstrating strong credit quality. Increases in the allowance for loan losses made though provisions were primarily a result of loan growth.

Management determines the amount of the allowance for loan losses by utilizing a loan grading system to determine risk in the loan portfolio and by considering the results of credit reviews. The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a specific loss rate assigned to the total loans in each type, but unallocated to any individual loan. Conversely, each adversely classified loan is individually analyzed, to determine an estimated loss amount. A valuation allowance is also assigned to these adversely classified loans, but at a higher loss rate due to the greater risk of loss. For those loans where the estimated loss is greater than the background percentage, the estimated loss amount is considered specifically allocated to the allowance. Although management has allocated a portion of the allowance to the loan categories using the method described above, the adequacy of the allowance must be considered as a whole. To mitigate the imprecision in most estimates of expected loan losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated portion includes management’s judgmental determination of the amounts necessary for qualitative factors such as the consideration of new products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel. Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period.

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

Deposits

The Company’s primary source of funds is customer deposits. The Company attempts to maintain a high percentage of noninterest-bearing deposits, which are a low cost funding source. In addition, the Company offers a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and the Company’s need for funds. The Company traditionally has not purchased brokered deposits and does not intend to do so in the future.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.

Deposits
(dollars in thousands)

	Period ended,

	June 30, 2001		December 31, 2000

	Amount	Percent	Amount	Percent

Noninterest bearing demand deposits	$23,905	18.0%	$24,140	19.3%

Interest bearing demand deposits	17,682	13.3%	17,417	13.9%

Money market deposits	33,932	25.5%	29,841	23.9%

Savings deposits	10,946	8.2%	10,320	8.3%

Time certificates < $100,000	24,171	18.1%	23,575	18.8%

Time certificates > $100,000	22,534	16.9%	19,754	15.8%

	$133,170	100.0%	$125,047	100.0%

Deposits increased to $133.2 million as of June 30, 2001, compared to $125.0 million as of December 31, 2000. The increase in money market deposits was the result of large deposits by several commercial customers. These funds are considered temporary and are anticipated to be withdrawn during the third quarter of 2001. Management believes the increase in time certificates resulted from investors seeking more stable investments as compared to common stocks and mutual funds.

Liquidity and Capital Resources

Management actively analyzes and manages the Company’s liquidity position. The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. Management believes that the Company’s cash flow will be sufficient to support its existing operations for the foreseeable future.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2001 contributed $1.2 million to liquidity compared to $1.1 million for the six months ended June 30, 2000. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $8.9 million for the six months ended June 30, 2001 compared to $8.8 million for the six months ended June 30, 2000. For the first six months ended June 30, 2001, money market deposits and certificates of deposit provided the majority of the deposit growth. Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturities of securities provided $9.3 million for the six months ended June 30, 2001 compared to $3.7 million for the six months ended June 30, 2000.

At June 30, 2001, the Company held cash and due from banks and interest bearing deposits with banks of approximately $23.4 million. In addition, at such date $29.0 million of the Company’s investments were classified as available for sale.

The Banks have capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Banks must maintain unencumbered collateral with a value at least equal to the outstanding balance. At June 30, 2001, the Banks had no advances outstanding to the FHLB. In addition to the FHLB credit line, the Banks have committed line of credit agreements totaling approximately $7.1 million from unaffiliated banks.

The Company’s total stockholders’ equity increased to $20.4 million at June 30, 2001 from December 31, 2000. The increase was the result of net income earned during the six months ended June 30, 2001 and an increase in unrealized gains recorded on securities available for sale, net of income tax, partially offset by a $.55 dividend paid to stockholders of record on December 31, 2000. At June 30, 2001, stockholders’ equity was 13.1 percent of total assets, compared to 13.7 percent at December 31, 2000.

The market value of available for sale securities was greater than book value at both June 30, 2001 and December 31, 2000, primarily as a result of decreasing interest rates, which resulted in an unrealized gain in the investment portfolio. Management may sell securities in order to supplement earnings but management does not believe the resulting sale would materially affect the overall condition of the Company.

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

The current guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, 20% of unrealized gain of equity securities, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. Neither of the Banks has received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, banks’ assets are given risk-weights of 0%, 20%, 50% or 100%. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating). The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3% level is expected to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Banks’ are qualified as “well-capitalized” at June 30, 2001. Management believes that under the current regulations the Banks will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Banks such as a downturn in the economy where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Banks as of June 30, 2001, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions

As of June 30, 2001	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total Capital

(to Risk-Weighted Assets)

Consolidated	$21,350	19.0%	*	$8,976	*	8.0%	*	$11,220	*	10.0%

Puyallup Valley Bank	$14,671	15.1%	*	$7,786	*	8.0%	*	$9,733	*	10.0%

Valley Bank	$3,962	30.6%	*	$1,036	*	8.0%	*	$1,296	*	10.0%

Tier I Capital

(to Risk-Weighted Assets)

Consolidated	$20,189	18.0%	*	$4,488	*	4.0%	*	$6,732	*	6.0%

Puyallup Valley Bank	$13,666	14.0%	*	$3,893	*	4.0%	*	$5,840	*	6.0%

Valley Bank	$3,805	29.4%	*	$518	*	4.0%	*	$777	*	6.0%

Tier I Capital

(to Average Assets)

Consolidated	$20,189	13.1%	*	$6,618	*	4.0%	*	$7,710	*	5.0%

Puyallup Valley Bank	$13,666	9.9%	*	$5,529	*	4.0%	*	$6,912	*	5.0%

Valley Bank	$3,805	26.3%	*	$580	*	4.0%	*	$725	*	5.0%

* greater than or equal to

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s results of operation are dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant risk that could have a material effect on the Company’s financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risk.

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2001, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2000. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Company. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results.

PART II — OTHER INFORMATION

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

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Valley Community Bancshares, Inc. (“Meeting”) was held on April 26, 2001. The only matter of business conducted at the Meeting was the election of Directors. The results of the vote on the matters presented at the Meeting are as follows:

	Term to Expire	Vote For	Vote Withheld

A. Eugene Hammermaster	2004	795,912	14,906

Warren D. Hunt	2004	808,062	2,756

Roger L. Knutson	2004	809,484	1,334

Thomas M. Pasquier	2003	806,085	4,733

The terms of Directors Thomas R. Absher, David H. Brown, William E. Fitchett, David K. Hamry, and Steven M. Harris continued after the meeting.

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1	Articles of Incorporation of Valley Community Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

3.2	Bylaws of Valley Community Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.	Material contracts of Valley Community Bancshares, Inc. (incorporated by reference to Exhibits 10.1 through 10.8 to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.1 Severance agreement for Mr. Brown

10.2 Severance agreement for Mr. Thompson

10.3 Severance agreement for Mr. Riordan

10.4 Severance agreement for Mr. Pickett

10.5 Deferred Compensation Agreement for Mr. Brown

10.6 Deferred Compensation Agreement for Mr. Thompson

10.7 1998 Stock Option Plan

10.8 401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement

     (b)  Reports on Form 8-K

Valley Community Bancshares, Inc. filed no report on Form 8-K during the three months ending June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC.
(Registrant)

Date August 3, 2001	By	/s/ David H. Brown

David H. Brown
President and Chief Executive Officer

Date August 3, 2001	By	/s/ Joseph E. Riordan

Joseph E. Riordan
Executive Vice President and Chief Financial Officer