Form 10-Q
period 2001-09-30
VALLEY COMMUNITY BANCSHARES INC
filed 2001-11-14
CIK 1107419

         UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended September 30, 2001

Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934 For Transition Period from __________________ to ___________________

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

Yes   No

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at November 2, 2001 was 1,133,588.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

i

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	September 30,	December 31,

	2001	2000

ASSETS

Cash and due from banks	$5,276	$4,466

Interest-bearing deposits with banks	21,302	10,123

Securities available-for-sale	31,267	30,483

Securities held-to-maturity		279

Federal Home Loan Bank stock	471	447

	58,316	45,798

Loans	98,419	94,614

Less allowance for loan losses	1,162	1,096

Loans, net	97,257	93,518

Accrued interest receivable	860	952

Premises and equipment, net	5,619	5,712

Real estate held for investment	224	224

Other assets	219	565

Total assets	$162,495	$146,769

LIABILITIES

Deposits

Noninterest-bearing	$25,724	$24,140

Interest-bearing	114,045	100,907

Total deposits	139,769	125,047

Other borrowed funds	509	557

Accrued interest payable	528	597

Other liabilities	534	443

Total liabilities	141,340	126,644

STOCKHOLDERS’ EQUITY

Common stock, par value $1 per share; 5,000,000 shares authorized; 1,133,588 shares issued and outstanding in 2001 and 2000, respectively	1,134	1,134

Additional paid-in capital	16,322	16,322

Retained earnings	3,259	2,613

Accumulated other comprehensive income, net of tax	440	56

Total stockholders’ equity	21,155	20,125

Total liabilities and stockholders’ equity	$162,495	$146,769

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

INTEREST INCOME

Interest and fees on loans	$2,042	$2,039	$6,116	$5,816

Interest on federal funds sold and deposits in banks	192	226	619	480

Interest on securities	438	475	1,242	1,412

Total interest income	2,672	2,740	7,977	7,708

INTEREST EXPENSE

Interest on deposits	854	1,006	2,768	2,644

Interest on federal funds and other short-term borrowings	3	8	12	39

Total interest expense	857	1,014	2,780	2,683

Net interest income	1,815	1,726	5,197	5,025

PROVISION FOR LOAN LOSSES		43	62	102

Net interest income after provision for loan losses	1,815	1,683	5,135	4,923

NONINTEREST INCOME

Service charges	96	87	284	241

Gain on sale of investment securities, net	44		54

Origination fees on mortgage loans brokered	20	20	85	25

Other operating income	92	84	241	214

Total noninterest income	252	191	664	480

NONINTEREST EXPENSE

Salaries	541	500	1,590	1,476

Employee benefits	129	126	411	377

Occupancy	144	120	425	349

Equipment	126	128	385	357

Other operating expenses	381	364	1,198	1,095

Total noninterest expense	1,321	1,238	4,009	3,654

INCOME BEFORE INCOME TAX	746	636	1,790	1,749

PROVISION FOR INCOME TAX	220	202	521	533

NET INCOME	$526	$434	$1,269	$1,216

EARNINGS PER SHARE

Basic	$0.46	$0.38	$1.12	$1.08

Diluted	$0.46	$0.38	$1.10	$1.05

Weighted average shares outstanding	1,133,588	1,133,588	1,133,588	1,130,777

Weighted average diluted shares outstanding	1,151,067	1,153,049	1,151,971	1,154,281

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,269	$1,216

Adjustments to reconcile net income to net cash from operating activities

Provisions for loan losses	62	102

Depreciation	349	317

Deferred income tax	2	(9)

Net amortization on securities	47	25

FHLB stock dividends	(24)	(21)

Gain on sale of securities available-for-sale	(54)

Loss on sale of premises and equipment	2

Increase (decrease) in accrued interest receivable	92	(20)

Increase (decrease) in other assets	163	(8)

Increase (decrease) in accrued interest payable	(69)	234

Increase in other liabilities	74	28

Net cash from operating activities	1,913	1,864

Net increase in interest-bearing deposits with banks	(11,179)	(8,462)

Purchase of securities available-for-sale	(15,650)	(4,273)

Proceeds from sales of securities available-for-sale	3,055

Proceeds from maturities of securities available-for-sale	12,679	5,571

Proceeds from maturities of securities held-to-maturity		206

Net increase in loans	(3,801)	(12,003)

Additions to premises and equipment	(258)	(1,256)

Net cash from investing activities	(15,154)	(20,217)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	14,722	18,689

Net increase (decrease) in other borrowed funds	(48)	(30)

Cash dividends paid	(623)	(563)

Stock options exercised		44

Net cash from financing activities	14,051	18,140

NET DECREASE IN CASH AND DUE FROM BANKS	810	(213)

CASH AND DUE FROM BANKS, beginning of year	4,466	5,127

CASH AND DUE FROM BANKS, at end of period	$5,276	$4,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for

Interest	$2,849	$2,449

Income taxes	167	562

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Unrealized gains (losses) on securities available-for-sale	$582	$173

Deferred tax on unrealized (gains) losses on securities available-for-sale	(198)	(58)

Held-to-maturity securities transferred to securities available-for-sale	279

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Valley Community Bancshares, Inc. (the “Company”) has prepared the condensed consolidated financial statements of the Company for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000 without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2001. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements for the year ended December 31, 2000 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 2. Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months and nine months ended September 30, 2001 and 2000 (dollars in thousands, except per share amounts).

VALLEY COMMUNITY BANCSHARES, INC.
Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

NUMERATOR:

Net income	$526	$434	$1,269	$1,216

DENOMINATOR:

Denominator for basic earnings per share:

Weighted average shares	1,133,588	1,133,588	1,133,588	1,130,777

Effect of diluted securities — stock options	17,479	19,461	18,383	23,504

Denominator for diluted earnings per share:

Weighted average shares and assumed conversion of diluted stock options	1,151,067	1,153,049	1,151,971	1,154,281

Basic earnings per share	$0.46	$0.38	$1.12	$1.08

Diluted earnings per share	$0.46	$0.38	$1.10	$1.05

Note 3 — Investment Securities

Investment securities have been classified according to management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

September 30, 2001
Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government

corporations and agencies	$8,007	$247	$13	$8,241

State and political subdivisions	7,077	201		7,278

Mortgage-backed securities	14,516	231	2	14,745

Other	1,000	3		1,003

	$30,600	$682	$15	$31,267

Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government

corporations and agencies	$16,652	$77	$30	$16,699

State and political subdivisions	4,710	38	7	4,741

Mortgage-backed securities	7,531	47	30	7,548

Other	1,504		9	1,495

	30,397	162	76	30,483

Securities Held-to-Maturity

U.S. Treasury and U.S. Government corporations and agencies	244	4		248

State and political subdivisions	35			35

	279	4		283

	$30,676	$166	$76	$30,766

Note 4 — Loans

The major classifications of loans at September 30, 2001 and December 31, 2000 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio
(dollars in thousands)

	September 30,		December 31,
	2001		2000

	Amount	Percent	Amount	Percent

Real Estate

Construction	$8,444	8.6%	$5,959	6.3%

Mortgage	13,775	14.0%	16,701	17.6%

Commercial	55,852	56.7%	52,620	55.6%

Commercial	16,750	17.0%	16,258	17.2%

Consumer and other	2,888	2.9%	2,523	2.7%

Lease financing	793	0.8%	560	0.6%

Total loans	98,502	100.0%	94,621	100.0%

Deferred loan fees	(83)		(7)

Net loans	$98,419		$94,614

Note 5 – Allowance for Loan Losses

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

The allowance for loan losses at September 30, 2001 totaled $1,162,000 representing a net increase of $66,000 or 6% compared to $1,096,000 at December 31, 2000. The increase is primarily due to the increase in loans since December 31, 2000 and is not related to any specifically identified problem loan. Management believes that the allowance for loan losses at September 30, 2001 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

Loan Loss Experience

	Three months Sept. 30,		Nine months ended Sept. 30,

	2001	2000	2001	2000

Balance at beginning of period	$1,162	$1,018	$1,096	$959

Charge-offs		21		21

Recoveries:			4

Net charge-offs	-0-	21	(4)	21

Additions charged to operations		43	62	102

Balance at end of period	$1,162	$1,040	$1,162	$1,040

Note 6 – Impact of New Accounting Issues

During the year 2001 the Company adopted the following accounting standards issued by the Financial Accounting Standard Board.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company implemented this statement effective January 1, 2001. Implementation of the statement did not result in a material impact on its financial position or results of operations. As permitted by the statement the Company reclassified approximately $279,000 in securities held-to-maturity with a market value of $284,000 to securities available-for-sale.

Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as a replacement SFAS No. 125, which has the same title. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but carries over most of the provisions of SFAS No. 125 without change. The Company implemented this statement effective April 1, 2001. Implementation of the statement did not result in a material impact on its financial position or results of operations.

During the year 2001 the Financial Accounting Standard Board issued the following accounting standards. The Company does not expect these statements will result in a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations requires that all business combinations initiated after June 30, 2001 be accounted for by use of the purchase method. The use of the pooling-of-interest method for those business combinations is prohibited. SFAS No. 141 also changes the requirements for recognizing intangibles assets as assets apart from goodwill in business combinations accounted for by the purchase method for which date of acquisition is July 1, 2001, or later.

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible. This new standard addresses how intangible assets that are acquired individually or with a group of other assets (but not in a business combination) should be accounted for upon their acquisition. It also explains how goodwill and other intangible assets should be accounted for after they have been acquired. Under SFAS No. 142, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, should not be amortized, but should be tested for impairment in accordance with the provisions of this accounting standard. Goodwill acquired in a business combination for which the acquisition date is before July 1, 2001, should continue to be amortized until an institution first applies all of the provisions of SFAS No. 142 in accordance with the effective date of the standard which is for fiscal years beginning after December 15, 2001.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valley Community Bancshares, Inc.

Valley Community Bancshares, Inc. (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized and incorporated under the laws of the State of Washington as a holding company for its principal banking subsidiary, Puyallup Valley Bank, a state chartered, FDIC insured commercial bank, through a reorganization completed on July 1, 1998. The Company conducts its business primarily through Puyallup Valley Bank, but in January 1999 the Company opened Valley Bank, a state chartered FDIC insured commercial bank subsidiary located in Auburn, Washington. Puyallup Valley Bank and Valley Bank are referred to as the “Banks” in this Form 10-Q.

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

Results of Operations

The Company earned net income of $526,000 or $0.46 per diluted share for the three months ended September 30, 2001, compared to net income of $434,000 or $0.38 per diluted share, for the three months ended September 30, 2000, an increase of 21 percent. The Company’s return on average assets was 1.30 percent for the three months ended September 30, 2001, compared to 1.16 percent for the three months ended September 30, 2000.

The Company earned net income of $1,269,000 or $1.10 per diluted share for the nine months ended September 30, 2001, compared to net income of $1,216,000, or $1.05 per diluted share, for the nine months ended September 30, 2000, an increase of 4 percent. The Company’s return on average assets was 1.10 percent for the nine months ended September 30, 2001, compared to 1.15 percent for nine months ended September 30, 2000.

The increase in net income for both the three-month and nine-month periods ended September 30, 2001 was primarily the result of an increase in net interest income, lower provision for loan losses, and an increase in non-interest income (primarily gain on sale of investment securities). Improving operations at Valley Bank favorably impacted net interest income and non-interest income. The increase was partially offset by increases in non-interest expense which reflects the higher operating costs associated with Valley Bank’s new banking facility that began operations in June 2000.

The Company’s net income is derived principally from the operating results of its banking subsidiaries, namely Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank is a well-established commercial bank and generates the majority of the Company’s operating income.

Puyallup Valley Bank earned net income of $476,000 and $1,237,000 for the three and nine months ended September 30, 2001, respectively compared to $470,000 and $1,312,000 for the three and nine months ended September 30, 2000. Puyallup Valley Bank’s increase in earnings resulted from lower provision for loan losses and from gains on the sale of investment securities, partially offset by increased operating costs.

Valley Bank earned net income of $36,000 and $34,000 for the three and nine months ended September 30, 2001, respectively compared to a net loss $33,000 and $75,000 for the three and nine months ended September 30, 2000, respectively. Valley Bank began contributing positive earnings to the Company during the second quarter of 2001, which continued during the third quarter of 2001.

The following table shows the various performance ratios for the Company for the three and nine months ended September 30, 2001 and 2000, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data
(dollars in thousands, except per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2000	2001	2000

Financial Performance

Net Income	$526	$434	$1,269	$1,216

Average Assets	160,707	148,080	154,430	140,791

Average Stockholders’ Equity	20,807	19,323	20,365	18,821

Return on Assets (net income divided by average assets)	1.30%	1.16%	1.10%	1.15%

Return on Equity (net income divided by average equity)	10.03%	8.91%	8.33%	8.61%

Net Interest Margin (net interest income (tax adjusted) Divided by earning assets)	4.94%	5.11%	4.97%	5.26%

Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	63.91%	64.58%	68.40%	66.38%

Ratio of noninterest income to average assets	3.26%	3.32%	3.47%	3.46%

Net Interest Income

The component contributing most significantly to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income, with tax-exempt income adjusted to a tax-equivalent basis, divided by average earning assets is referred to as net interest margin. For the three months ended September 30, 2001, the Company’s net interest margin was 4.94 percent compared to 5.11 percent for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company’s net interest margin was 4.97 percent compared to 5.26 percent for the nine months ended September 30, 2000.

Interest income was $2,672,000 for the three months ended September 30, 2001 compared to $2,740,000 for the three months ended September 30, 2000. Interest income was $7,977,000 for the nine months ended September 30, 2001 compared to $7,708,000 for the nine months ended September 30, 2000. The three-month decrease was the result of a significant decrease in the yield earned on earning assets partially offset by earning asset growth. The nine-month increase was due to growth in interest earning assets partially offset by a lower yield earned thereon. The yield on interest-earning assets decreased to 7.22 percent for the three months ended September 30, 2001 compared to 8.07 percent during the same period a year ago. The yield on interest-earning assets decreased to 7.58 percent for the nine months ended September 30, 2001 compared to 8.02 percent during the same period a year ago. The decrease in yields was the result of a lower yield realized on interest bearing deposits with banks and loans. The yield decrease reflects an overall decline in market interest rates resulting from a soft economic environment.

Interest expense was $857,000 for the three months September 30, 2001 compared to $1,014,000 for the three months ended September 30, 2000. Interest expense was $2,780,000 for the nine months ended September 30, 2001 compared to $2,683,000 for the nine months ended September 30, 2000. The cost of funds decreased to 3.01 percent for the three months ended September 30, 2001 compared to 3.87 percent during the same period a year ago. The cost of funds decreased to 3.45 percent for the nine months ended September 30, 2001 compared to 3.66 percent during the same period a year ago. The decrease for both the three-month and nine-month periods was due to a decrease in the Company’s cost of funds, partially offset by the growth in interest bearing liabilities. Falling interest rates are anticipated to decrease the Company’s cost of funds further during the balance of 2001 as high rate certificates of deposit reprice to a lower interest rate.

During the three months and nine months ended September 30, 2001, market interest rates decreased significantly and may decrease further during the balance of the year as a result of a slower national and regional economy and because of an aggressively accommodating Federal Reserve monetary policy. In periods of falling interest rates, the Company’s net interest income and margin may decrease because the Company has a significant amount of earning assets subject to repricing when compared to interest bearing liabilities. This maybe amplified as loan customers refinance their higher yielding loans to a lower interest rate. In addition, in a slowing economy, the demand for loans may decrease resulting in a higher percentage of the Company’s earning assets invested in lower yielding securities. In addition, the rate paid on other deposits with administered interest rates such as NOW, savings and money market accounts generally do not decrease as rapidly as market interest rates.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Three Months Ended September 30,

	2001			2000

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance 1	Expense 2	Rate	Balance 1	Expense 2	Rate

ASSETS

Interest-earning assets
Loans (including fees)	$97,747	$2,042	8.29%	$89,601	$2,039	9.03%

Investment securities	31,680	468	5.86%	32,381	498	6.12%

Interest bearing deposits with banks	18,933	192	4.02%	14,171	226	6.34%

Federal Home Loan Bank Stock	462	8	6.87%	433	7	6.43%

Total Interest-earning assets	148,822	2,710	7.22%	136,586	2,770	8.07%

Total noninterest-earning assets	11,885			11,494

TOTAL ASSETS	$160,707			$148,080

Interest-bearing liabilities
Deposits	$112,531	854	3.01%	$103,458	1,006	3.86%

Other borrowed funds	423	3	2.81%	768	8	4.14%

Total Interest-bearing liabilities	112,954	857	3.01%	104,226	1,014	3.87%

Noninterest-bearing liabilities	26,946			24,531

Stockholders’ equity	20,807			19,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,707			$148,080

Net interest spread		$1,853	4.21%		$1,756	4.20%

Margin Analysis

Interest income/ earning assets		$2,710	7.22%		$2,770	8.07%

Interest expense/earning assets		857	2.28%		1,014	2.95%

Net interest margin		$1,853	4.94%		$1,756	5.11%

1	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Nine Months Ended September 30,

	2001			2000

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance 1	Expense 2	Rate	Balance 1	Expense 2	Rate

ASSETS

Interest-earning assets

Loans (including fees)	$96,030	$6,116	8.52%	$86,254	$5,816	9.01%

Investment securities	29,228	1,316	6.02%	33,297	1,482	5.95%

Interest bearing deposits with banks	16,742	619	4.94%	9,937	480	6.45%

Federal Home Loan Bank Stock	455	23	6.76%	427	21	6.57%

Total Interest-earning assets	142,455	8,074	7.58%	129,915	7,799	8.02%

Total noninterest-earning assets	11,975			10,876

TOTAL ASSETS	$154,430			$140,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities

Deposits	$107,419	2,768	3.45%	$96,989	2,644	3.64%

Other borrowed funds	393	12	4.08%	853	39	6.11%

Total Interest-bearing liabilities	107,812	2,780	3.45%	97,842	2,683	3.66%

Noninterest-bearing liabilities	26,253			24,128

Stockholders’ equity	20,365			18,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,430			$140,791

Net interest spread		$5,294	4.13%		$5,116	4.36%

Margin Analysis Interest income/ earning assets		$8,074	7.58%		$7,799	8.02%

Interest expense/earning assets		2,780	2.61%		2,683	2.76%

Net interest margin		$5,294	4.97%		$5,116	5.26%

1	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The following table sets forth information concerning the Company’s change in net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended September 30, 2001 compared to the three months ended September 30, 2000 and for the nine month period ended September 30, 2001 compared to the nine months ended September 30, 2000:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis — For the Three Months ended September 30,
(dollars in thousands)

	2001 Compared to 2000

	Volume 1	Rate 1	Net

Interest income

Loans (including fees) 2	$190	$(187)	$3

Investment securities 3	(7)	(23)	(30)

Interest bearing deposits with banks	63	(97)	(34)

Federal Home Loan Bank Stock dividend		1	1

Total Interest-earning assets	246	(306)	(60)

Interest-bearing liabilities

Total deposits	74	(226)	(152)

Other borrowed funds	(3)	(2)	(5)

Total Interest-bearing liabilities	71	(228)	(157)

Net interest income	$175	$(78)	$97

Volume/Rate Analysis — For the Nine Months ended September 30,
(dollars in thousands)

	2001 Compared to 2000

	Volume 1	Rate 1	Net

Interest income
Loans (including fees) 2	$592	$(292)	$300

Investment securities 3	(177)	11	(166)

Interest bearing deposits with banks	271	(132)	139

Federal Home Loan Bank Stock dividend	1	1	2

Total Interest-earning assets	687	(412)	275

Interest-bearing liabilities

Total deposits	306	(182)	124

Other borrowed funds	(17)	(10)	(27)

Total Interest-bearing liabilities	289	(192)	97

Net interest income	$398	$(220)	$178

1	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

2	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

3	Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $0 for loan losses for the three months ended September 30, 2001 compared to $43,000 during the same three-month period last year. The decrease in the three-month provision was made as a result of slower than anticipated loan growth. The Company provided $62,000 for loan losses for the nine months ended September 30, 2001 compared to $102,000 during the same nine-month period last year. The nine-month provision was made as a result of increasing loans.

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

Noninterest income was $252,000 for the three months ended September 30, 2001, a 32 percent increase from $191,000 for the three months ended September 30, 2000. Noninterest income was $664,000 for the nine months ended September 30, 2001, a 38 percent increase from $480,000 for the nine months ended September 30, 2000. The increase in noninterest income for the three months and nine months periods ended September 30, 2001 was the result of higher origination fees on mortgage loans brokered, income received on newly issued bank debit cards, and gains on the sale of investment securities. Based on the current lower interest rate environment, the Company anticipates that mortgage loans brokered will remain high during the remainder of the year 2001 compared to the levels realized in 2000 as borrowers refinance their higher rate mortgage loans. The Company may continue to sell investment securities. Noninterest income may also be positively impacted during the fourth quarter of 2001 or first quarter of 2002 as a result of the Company actively marketing the sale of the Bank’s real estate held for investment at a price significantly higher than its recorded book value.

Noninterest expense was $1,321,000 for the three months ended September 30, 2001, a 7 percent increase from $1,238,000 for the three months ended September 30, 2000. Noninterest expense was $4,009,000 for the nine months ended September 30, 2001, a 10 percent increase from $3,654,000 for the nine months ended September 30, 2000. Noninterest expense continues to be impacted by higher salary and employee benefits, occupancy and equipment, and other operating expenses associated with the operation of the holding company and the new Valley Bank main office that opened in June 2000. The Company’s higher 2001 marketing and advertising budget also impacted noninterest expense. The percentage of noninterest expense to average assets was 3.47 percent for the nine months ended September 30, 2001, compared to 3.46 percent during the same period last year.

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 63.9 percent for the three months ended September 30, 2001 compared to 64.6 percent for the three months ended September 30, 2000. The Company’s efficiency ratio was 68.4 percent for the nine months ended September 30, 2001 compared to 66.4 percent for the nine months ended September 30, 2000. The increase in the ratio was primarily due to a greater increase in noninterest expense when compared to increases in net interest income and noninterest income.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months September 30, 2001, was $220,000 compared to $202,000 for the three month ended September 30, 2000. The provision for the nine months ended September 30, 2001, was $521,000 compared to $533,000 for the nine months ended September 30, 2000. The provision represents an effective tax rate of approximately 29 percent during 2001 and 30 percent during 2000. The Company’s marginal tax rate is currently 34 percent. The difference between the

Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities. The decrease in the Company’s effective tax rate results from an increase in the amount of tax-exempt securities held for the nine months ended September 30, 2001, compared to the same period a year ago.

Financial Condition

The Company’s total consolidated assets were $162.5 million as of September 30, 2001, compared to $146.8 million as of December 31, 2000. The 11 percent increase in assets was primarily in interest bearing deposits with banks and loans, funded by increasing deposits. The increase in interest bearing deposits with banks represents the temporary investment of funds received from several large depositors. These funds may be withdrawn during the fourth quarters of 2001. Valley Bank also positively impacted the growth in deposits.

Investment Portfolio

The major classifications of investments at September 30, 2001 and December 31, 2000, are summarized in Note 3 – Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At September 30, 2001, the Company had $31.3 million of securities available-for-sale, compared to $30.5 million as of December 31, 2000. Although investment securities increased only by $.8 million during 2001, the Company purchased approximately $15.7 million in securities this year. They were funded primarily with $12.7 million of securities maturing during 2001 and with $3.1 million of securities sold during the year. The result was a change in the mix of the investment portfolio favoring mortgage-backed securities and securities issued by state and political subdivisions rather than the U.S. Government, corporations, and agencies.

As of September 30, 2001, all of the Company’s securities were classified as available-for-sale. As permitted by the SFAS No. 133, as amended, the Company reclassified approximately $279,000 securities held-to-maturity with a market value of $284,000 to securities available-for-sale. Management believes that securities classified as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at September 30, 2001 and December 31, 2000, are summarized in Note 4 – Loans in the Notes to Condensed Consolidated Financial Statements.

Loans were $98.4 million as of September 30, 2001, compared to $94.6 million as of December 31, 2000. The increase was primarily in real estate construction and commercial real estate loans partially offset by a decrease in real estate mortgage loans. The percentage of loans to total assets was 60.1 percent and 64.4 percent at September 30, 2001 and December 31, 2000, respectively. It is management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin. However, the decrease in the percentage of loans to total assets during the quarter was the result of decreased loan originations and increasing loan refinances resulting from a slower local economy and lower interest rates.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

	September 30,	December 31,
	2001	2000

Non-performing assets:

Nonaccrual loans	$179	$-0-

Loans 90 days or more past due Restructured loans

	179	-0-

Other real estate owned

Total non-performing assets	$179	$-0-

As of September 30, 2001, the Company had $179,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had no nonperforming assets as of December 31, 2000.

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

During the nine-month period ended September 30, 2001 there was one commercial loan placed on nonaccrual status. The gross income that would have been recorded for the three and nine month periods ended September 30, 2001 if the nonaccrual loan had been current and in accordance with its original term approximates $5,000 and $10,000, respectively. Interest recognized on the loan for the year was insignificant.

During the three-month and nine-month period ended September 30, 2000 there were two loans placed on nonaccrual status, and subsequently charged-off in the amount of $21,000. The gross income that would have been recorded for the nine months ended September 30, 2000 if the nonaccrual loan had been current and in accordance with its original term approximates $1,000. Interest recognized on the loan for the year was insignificant.

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

The majority of the Company’s loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Puyallup and Pierce County areas and also in the Auburn and King County areas. Real estate prices in this market are stable at this time but may weaken as a result of a slowing local and national economy. Therefore, the ultimate collectibility of a substantial portion of the Company’s loan portfolio may be susceptible to change as local market conditions change in the future.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Analysis of the Allowance for Loan Losses
	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2001	2000	2001	2000

Balance at end of period	$1,162	$1,040	$1,162	$1,040

Average Loans Outstanding	$97,747	$89,601	$96,030	$86,254

Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.02%	0.00%	0.02%

Ratio of allowance for loan losses to average loans outstanding	1.19%	1.16%	1.21%	1.21%

There were no charge-off loans during the three and nine months ended September 30, 2001. There were $21,000 in charge-offs during the three months and nine months ended September 30, 2000. The ratio of the allowance for loan losses to average loans outstanding increased from 1.20 percent at December 31, 2000 to 1.21 percent during the nine months ended September 30, 2001. The increase was the result of growth in the allowance for loan losses exceeding loan growth. The ratio is anticipated to decrease during the balance of the year 2001, as a result of increased loan growth.

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

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Deposits
(dollars in thousands)

	Period ended,

	September 30, 2001		December 31, 2000

	Amount	Percent	Amount	Percent

Noninterest bearing demand deposits	$25,724	18.4%	$24,140	19.3%

Interest bearing demand deposits	18,577	13.3%	17,417	13.9%

Money market deposits	39,647	28.4%	29,841	23.9%

Savings deposits	10,986	7.9%	10,320	8.3%

Time certificates < $100,000	24,657	17.6%	23,575	18.8%

Time certificates > $100,000	20,178	14.4%	19,754	15.8%

	$139,769	100.0%	$125,047	100.0%

Deposits increased to $139.8 million as of September 30, 2001, compared to $125.0 million as of December 31, 2000. The increase in money market deposits was the result of large deposits by several commercial customers. These funds are considered temporary and are anticipated to be withdrawn during the fourth quarter of 2001. Management believes the increase in time certificates resulted from investors seeking more stable investments as compared to common stocks and mutual funds.

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2001 contributed $1.9 million to liquidity compared to $1.9 million for the nine months ended September 30, 2000. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $14.7 million for the nine months ended September 30, 2001 compared to $18.7 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, money market deposits and certificates of deposit provided the majority of the deposit growth. Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturities of securities provided $12.7 million for the nine months September 30, 2001 compared to $5.8 million for the nine months ended September 30, 2000.

At September 30, 2001, the Company held cash and due from banks and interest bearing deposits with banks of approximately $26.6 million. In addition, at such date $31.3 million of the Company’s investments were classified as available for sale.

The Banks have capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Banks must maintain unencumbered collateral with a value at least equal to the outstanding balance. At September 30, 2001, the Banks had no advances outstanding to the FHLB. In addition to the FHLB credit line, the Banks have committed line of credit agreements totaling approximately $7.1 million from unaffiliated banks.

The Company’s total stockholders’ equity increased to $21.2 million at September 30, 2001 from $20.1 December 31, 2000. The increase was the result of net income earned during the nine months ended September 30, 2001 and an increase in unrealized gains recorded on securities available for sale, net of income tax, partially offset by a $.55 dividend paid to stockholders of record on December 31, 2000. At September 30, 2001, stockholders’ equity was 13.0 percent of total assets, compared to 13.7 percent at December 31, 2000.

The market value of available for sale securities was greater than book value at both September 30, 2001 and December 31, 2000, primarily as a result of decreasing interest rates, which resulted in an unrealized gain in the investment portfolio. Management may continue to sell securities in order to supplement earnings but management does not believe the resulting sale would materially affect the overall condition of the Company.

On October 17, 2001, the Company adopted a plan to repurchase up to $1,000,000 of the Company’s common shares. The Company does not anticipate that the repurchase of theses shares will have any material negative impact on the Company’s financial condition or results of operations.

Capital Adequacy Requirements

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

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Banks’ are qualified as “well-capitalized” at September 30, 2001. Management believes that under the current regulations the Banks will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Banks such as a downturn in the economy where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Banks as of September 30, 2001, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
	Actual			Adequacy Purposes			Action Provisions

	Amount	Ratio		Amount	Ratio		Amount	Ratio

As September 30, 2001

Total Capital

(to Risk-Weighted Assets)

Consolidated	$21,877	19.5%	>	$8,992	8.0%	>	$11,240	10.0%

Puyallup Valley Bank	$14,746	14.9%	>	$7,915	8.0%	>	$9,893	10.0%

Valley Bank	$3,998	29.7%	>	$1,078	8.0%	>	$1,348	10.0%

Tier I Capital

(to Risk-Weighted Assets)

Consolidated	$20,715	18.4%	>	$4,496	4.0%	>	$6,744	6.0%

Puyallup Valley Bank	$13,741	13.9%	>	$3,957	4.0%	>	$5,936	6.0%

Valley Bank	$3,841	28.5%	>	$539	4.0%	>	$809	6.0%

Tier I Capital

(to Average Assets)

Consolidated	$20,715	12.9%	>	$6,428	4.0%	>	$8,035	5.0%

Puyallup Valley Bank	$13,741	9.6%	>	$5,747	4.0%	>	$7,184	5.0%

Valley Bank	$3,871	25.4%	>	$605	4.0%	>	$759	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2001, based on the measures used to monitor and manage interest rate risk, the Company has become more asset sensitive to changes in interest rates. Increased asset sensitivity is the result of the significant increase in interest-bearing deposits with banks funded by the significant increase in money market deposit accounts. Based on past experience, interest-bearing deposits with banks reprice more quickly than money market deposit accounts which results in greater profitability during market interest rates increases and less profitability when market interest rates decrease. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

Valley Community Bancshares, Inc. filed no report on Form 8-K during the three months ending September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC. (Registrant)

Date: November 2, 2001	By /s/	David H. Brown
David H. Brown

President and

Chief Executive Officer

Date: November 2, 2001	By /s/	Joseph E. Riordan
Joseph E. Riordan

Executive Vice President and

Chief Financial Officer