Form 10-K405
period 2001-12-31
VALLEY COMMUNITY BANCSHARES INC
filed 2002-04-01
CIK 1107419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of February 15, 2002:	$22,204,075
Number of shares of common stock outstanding as of February 15, 2002:	1,125,750

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II of this Report, to the extent not set forth herein, is incorporated herein by reference from registrant’s 2001 Annual Report distributed to shareholders, and attached as an exhibit under item 14.

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Valley Community Bancshares, Inc.

FORWARD-LOOKING STATEMENTS

Except for historical financial information contained herein, certain matters discussed in this Form 10-K of Valley Community Bancshares, Inc. constitute “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to Valley Community Bancshares, Inc., Puyallup Valley Bank, and Valley Bank include, but are not limited to, those related to the economic environment, particularly in the areas in which the Company and the Banks operate, loan delinquency ratios, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

PART I

Item 1. Business

General

Valley Community Bancshares, Inc. (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The administrative offices of the Company are located at 1307 East Main Avenue, Puyallup, Washington 98372, and its telephone number is (253) 848-2316.

The Company was organized and incorporated under the laws of the State of Washington as a holding company for its principal banking subsidiary, Puyallup Valley Bank, a state chartered, Federal Deposit Insurance Corporation (the “FDIC”) insured commercial bank, through a reorganization completed on July 1, 1998. The Company conducts its business primarily through Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank and Valley Bank are referred to as the “Banks” in this discussion.

The principal sources of the Company’s revenue are (i) interest and fees on loans; (ii) deposit service charges; (iii) merchant credit and debit card processing fees; (iv) interest on federal funds sold and deposits in banks (funds loaned on a short-term basis to other banks); (v) interest on investments (principally government securities); and (vi) origination fees on mortgage loans brokered. The Banks’ lending activity consists of short- to medium-term commercial and consumer loans, including operating loans and lines of credit, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans or lines of credit, home improvement loans, and rehabilitation loans. The Banks also offer cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts for various accounts.

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

The organizers of Puyallup Valley Bank commenced formation efforts in 1972. Puyallup Valley Bank was formally incorporated on January 9, 1973, under the laws of the State of Washington after having received approval to organize from the Division of Banks of the Washington Department of Financial Institutions (the “Division”) and the FDIC, and commenced operations during October 1973. Puyallup Valley Bank was organized with capital of $400,000 through the sale of 20,000 shares of Common Stock at a sales price of $20 per share.

Valley Bank

Valley Bank is a Washington State chartered, FDIC insured commercial bank that commenced operations on January 11, 1999. Valley Bank was formally incorporated December 3, 1998, under the laws of the State of Washington after having received approval to organize from the Division and the FDIC. Valley Bank was founded by a group of business and professional individuals in the King County area as a commercial bank subsidiary of the Company to serve the needs of the community in and around the city of Auburn. Valley Bank engages in a general commercial banking business in the Auburn area of King County and offers commercial banking services to small and medium-size businesses, professionals, and retail customers in the Bank’s market area.

Valley Bank is a solely owned subsidiary of the Company with initial capital of $4,025,000, the minimum amount required to capitalize a bank in the Auburn community under federal and state law.

Market Area

The Company’s principal market area is located in South King County and Eastern Pierce County regions of Washington State. King County and Pierce County are the two most populous counties in Washington State, with over 2,000,000 residents. The economy of the region is dependent upon aerospace, high technology, foreign trade, and natural resources, including agriculture and timber. The region has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. The regional economy generally has experienced strong growth and stability in recent years. However, during the fourth quarter of 2001 the regional economy has slowed significantly especially in the aerospace and high technology sectors.

Eastern Pierce County, where Puyallup Valley Bank has six locations, is located approximately 30 miles southeast of Seattle and 5 miles northeast of Tacoma, the region’s two largest cities. The area includes several residential and agricultural communities including Puyallup, South Hill, Sumner, Edgewood, Graham, Orting, and Summit/Fredrickson, and has a population in excess of 100,000 residents. This area is characterized as the Company’s principal market area.

South King County, where Valley Bank has one location in Auburn, is centrally located between Seattle and Tacoma and has a population of over 140,000 residents. The community is supported by light industry, aerospace, and forest products industries. The Company considers the Auburn and Kent Valley a natural area of expansion because of its close proximity to Eastern Pierce County.

Business Strategy

As a locally owned financial institution, the Company emphasizes local banking needs. The Company seeks to achieve growth in order to establish and then maintain a strong return on equity. The strategy to accomplish these goals is to focus on small businesses that traditionally develop an exclusive relationship with a single bank. The Banks also have the size to give personal attention required by business people and significant credit expertise to help these businesses meet their goals.

The Banks offer to their customers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, savings accounts, and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. One major goal in developing the Banks’ product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive in the area. In addition, retirement accounts such as IRAs (Individual Retirement Accounts) are available. The FDIC, up to the maximum amount, insures all deposit accounts. The Banks solicit these accounts from small to medium-sized businesses in their respective primary trade areas, and from individuals who live and/or work within these areas.

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

Commercial Loans

Commercial loans are typically made to sole proprietorships, partnerships, corporations, and other business entities, municipalities, and individuals, where the loan is to be used primarily for business purposes. The types of loans the Banks offer include:

•	Small Business Administration financing programs

•	operating and working capital loans

•	loans to finance capital purchases

•	commercial real estate loans

•	business lines of credit

•	term loans

•	loans to professionals

•	letters of credit

Consumer Loans

Consumer loans are typically available to finance consumer purchases, such as automobiles, household furnishings, boats, and education. Loans are available on both a secured and an unsecured basis. The following types of consumer loans are available:

•	automobiles and trucks

•	boats and recreational vehicles

•	personal loans and lines of credit

•	home equity lines of credit

•	home improvement and rehabilitation loans

•	credit card services

•	consumer real estate loans

Other types of credit programs, such as loans to nonprofit organizations, public entities, for community development, and other governmental offered programs, also are available.

The Banks offer traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machines, and offers debit cards to checking account customers. In addition, the Banks offer single-family residential loans from mortgage brokers and other non-bank products such as mutual funds, annuities, and insurance.

Employees

At December 31, 2001, the Banks had 51 full-time and 18 part-time employees. The Company does not have any employees. Management considers its relations with employees to be satisfactory.

Competition

The geographic market area served by the Banks is highly competitive with respect to both loans and deposits. The Banks compete principally with commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions. The major commercial bank competitors are the regional banks (Columbia State Bank and Frontier Bank) and national banks (Key Bank National Association, Bank of America National Trust and Savings Association, U.S. Bank National Association and Wells Fargo Bank) that have a branch or branches within the Banks’ primary trade areas. Washington Mutual Savings Bank is another formidable competitor within the Banks’ primary trade area. Among the advantages such larger banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Banks (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank’s total shareholder equity accounts), such banks have substantially higher lending limits than the Banks.

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

In order to compete with the other financial institutions in their primary trade areas, the Banks use, to the fullest extent possible, the flexibility that is accorded by independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Banks’ officers, directors and employees. The Banks also provide special services and programs for individuals in their primary trade areas who are employed in the business and professional fields.

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The section “Average Balances and an Analysis of Average Rates Earned and Paid” and “Analysis of Changes in Interest Income and Expense” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section of the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Investment Portfolio

The section “Investment Portfolio” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section and the section “Note 2 — Investment Securities” contained in Notes to the Consolidated Financial Statements in the 2001 Annual Report, which are both listed as an exhibit under Item 14, is incorporated herein by reference.

Loan Portfolio

The sections “Types of Loans” and “Maturities and Sensitivities of Loans to Changes in Interest Rates” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation and the section “Note 3 — Loans” contained in Notes to the Consolidated Financial Statements in the 2001 Annual Report, which are both listed as an exhibit under Item 14, is incorporated herein by reference.

Risk Elements

The section “Non-Performing Assets”, Potential Problem Loans”, and “Loan Concentrations” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section of the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

The Company had no foreign loans outstanding during the years ended December 31, 2001, 2000, and 1999.

Summary of Loan Loss Experience

The sections “Summary of Loan Loss Experience ”, “Breakdown of Allowance for Loans by Category”, and “Analysis of the Allowance for Loan Losses” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section and the section “Note 4 — Allowance for Loan Losses” contained in Notes to the Consolidated Financial Statements in the 2001 Annual Report, which are both listed as an exhibit under Item 14, is incorporated herein by reference.

Return on Equity and Assets

The section “Performance Ratios” contained in Management Discussion and Analysis of Financial Condition and Results of Operation in the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Deposits

The section “Deposits” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section and the section “Note 6 — Deposits” contained in Notes to the Consolidated Financial Statements in the 2001 Annual Report, which are both listed as an exhibit under Item 14, is incorporated herein by reference.

Short-Term Borrowings

The section “Note 7-Credit Arrangements ” contained in Notes to the Consolidated Financial Statements in the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

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

The Company

The Company is a bank holding company by virtue of its ownership of the Banks, and is registered as such with the Federal Reserve. The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), which subjects the Company and the Banks to supervision and examination by the Federal Reserve. Under the BHCA, the Company files with the Federal Reserve annual reports of its operations and such additional information as the Federal Reserve may require. The Federal Reserve Board may examine a bank holding company and any of its subsidiaries and charge the company for the cost of such an examination.

Source of Strength to the Banks. The Federal Reserve Board takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Board’s position that in serving as a source of strength to its subsidiary banks, bank holding companies should use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Board to be an unsafe and unsound banking practice or a violation of the Board’s regulations or both.

Federal Reserve Approval. Bank holding companies must obtain the Federal Reserve’s approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, they would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; and (3) acquire substantially all of the assets of any additional banks.

Control of Nonbanks. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company unless the Federal Reserve finds the company’s business to be incidental to the business of banking. When making this determination, the Federal Reserve in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects. Under the Gramm-Leach-Bliley Act of 1999, a bank holding company that elects to be a “Financial Holding Company” may engage in specified activities subject to certain limitations.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (“Economic Growth Act”) amended the BHCA to eliminate the requirement that a bank holding company seek Federal Reserve approval before engaging de novo in permissible nonbanking activities, if the holding company is well capitalized and meets certain other criteria specified in the same statute. A bank holding company meeting the specifications is now required only to notify the Federal Reserve within ten business days after the activity has begun.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring “control” of a bank holding company to provide the FRB with at least 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25 percent (5 percent if the “company” is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtain control over the Company.

Affiliate Transactions. The Company and the Banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, Sections 23A and 23B of the Federal Reserve Act: (1) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, as defined, to an amount equal to 10 percent of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20 percent of such capital and surplus, and (2) require all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to nonaffiliates. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and other similar type of transactions. However, the limitations imposed by section 23A and 23B generally do not apply to transactions solely between the Banks.

Management Regulation. Federal law: (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Tie-in Limitations. The Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither the Company nor the Banks may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 1997, the Federal Reserve has adopted significant amendments to its anti-tying rules that: (1) remove Federal Reserve—imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions.

Banking Subsidiaries

Applicable federal and state statutes and regulations governing a bank’s operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business.

The Banks are state-chartered commercial banks subject to extensive regulation and supervision by the Washington Department of Financial Institutions Division of Banks (“DFI”). The Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements; restrict the activities of state-chartered insured banks; amend various consumer banking laws; limit the ability of “undercapitalized banks” to borrow from the Federal Reserve’s discount window; and require regulators to perform periodic on-site bank examinations and set standards for real estate lending.

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

In September of 1996, the Deposit Insurance Funds Act of 1996 (“Funds Act”) was enacted. The Funds Act provided, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits. The one-time assessment was designed to place the SAIF at its 1.25 reserve ratio goal.

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

Capital Adequacy Requirements. The Federal Reserve and the FDIC (collectively, the “Agencies”) have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance-sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.

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

Under these guidelines, banks’ assets are given risk-weights of 0 percent, 20 percent, 50 percent, or 100 percent. Most loans are assigned to the 100 percent risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50 percent rating). Most investment securities are assigned to the 20 percent category, except for municipal or state revenue bonds (which have a 50 percent rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0 percent rating).

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

Prompt Corrective Action. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The FDIC and other Agencies must take certain “prompt corrective action” when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (1) “well-capitalized,” (2) “adequately capitalized,” (3) “undercapitalized,” (4) “significantly undercapitalized” and (5) “critically undercapitalized.” To qualify as “well-capitalized,” an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being “adequately capitalized” (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of the date of this Form 10-K, neither the Company nor their respective subsidiaries were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

Restrictions on Dividends. Dividends paid to the Company by Puyallup Valley Bank are the material source of the Company’s cash flow. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

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

Under Washington law, the Banks may not declare or pay a cash dividend on their capital stock if it would cause their net worth to be reduced below (1) the amounts required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of DFI. Dividends on the Banks’ capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of DFI.

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

Regulatory Developments

Congress has enacted significant federal banking legislation in recent years. Included in this legislation have been the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). FIRREA, among other things, (i) created two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), (ii) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other financial services from local FHLBs, (iii) restructured the federal regulatory agencies for savings associations, and (iv) enhanced the regulators’ enforcement powers over financial institutions and their affiliates.

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

Interstate Banking and Branching: The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) generally permits nationwide interstate banking and branching by relaxing federal law restrictions on interstate banking and providing general authorization for interstate branching. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks. Additionally, since June 1, 1997, the Interstate Act permits interstate bank mergers, subject to these state laws, unless the home state of either merging bank has “opted-out” of these provisions by enacting “opt-out” legislation. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also “opt-in” to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

In 1996, Washington enacted “opting-in” legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, as of June 6, 1996, an out-of-state bank holding company may now acquire more than 5 percent of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirements of Washington’s interstate banking statute are met, and the bank either (1) was lawfully engaged in banking in Washington on June 6, 1996, (2) resulted from an interstate combination pursuant to Washington law, (3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Director of the Division may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

The Agencies recently adopted regulations under which banks are prohibited from using their interstate branches primarily for deposit production. The Agencies have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Further effects on the Company and the Banks may result from the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”). The Community Development Act (i) establishes and funds institutions that are focused on investing in economically distressed areas, and (ii) streamlines the procedures for certain transactions by financial institutions with federal banking agencies.

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

Various regulatory relief provisions were also enacted by recent legislation. The new legislation includes, among other things, changes to (i) the Truth in Lending Act and the Real Estate Settlement Procedures Act to coordinate and simplify the two laws’ disclosure requirements, (ii) eliminate civil liability for violations of the Truth in Savings Act after five years, (iii) streamline the application process for a number of bank holding company and bank applications, (iv) establish a privilege from discovery in any civil or administrative proceeding or bank examination for any fair lending self-trust results conducted by, or on behalf of, a financial institution in certain circumstances, (v) repeal the FDICIA requirement that independent public accountants attest to compliance with designated safety and soundness regulations, (vi) impose a continuous regulatory review of regulations to identify and eliminate outdated and unnecessary rules, and (vii) various other miscellaneous provisions to reduce regulatory burdens.

In 1999, the Gramm-Leach-Bliley Act was enacted, which: (1) repealed historical restrictions on preventing banks from affiliating with securities firms, (2) broadens the activities that may be conducted by national banks and banking subsidiaries of holding companies, and (3) provides an enhanced framework for protecting the privacy of consumers’ information. In addition, bank holding companies may be owned, controlled, or acquired by any company engaged in financially related activities, as long as such company meets regulatory requirements.

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Also important in terms of effect on banks are controls on interest rates paid by banks on deposits and types of deposits that may be offered by banks. The Depository Institutions Deregulation Committee, created by Congress in 1980, phased out ceilings on the rate of interest that may be paid on deposits by commercial banks and savings and loan associations, with the result that the differentials between the maximum rates banks and savings and loans can pay on deposit accounts have been eliminated. The effect of deregulation of deposit interest rates has been to increase banks’ cost of funds and to make banks more sensitive to fluctuations in market rates.

Item 2. Properties

The section “Note 5 — Premises and Equipments” contained in Notes to the Consolidated Financial Statements in the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Item 3. Legal Proceedings

The section “Note 10 — Commitments and Contingent Liabilities (c) Legal Proceedings” contained in Notes to the Consolidated Financial Statements in the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security-Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The section “Market Price of and Dividends on Common Equity and Related Stockholder Matters” in the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Item 6. Selected Financial Data

The section “Selected Financial Data” in the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation

The section “Management Discussion and Analysis of Financial Condition and Results of Operation” in the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

The section “Quantitative and Qualitative Disclosure about Market Risk” contained in Management Discussion and Analysis of Financial Condition and Results of Operation in the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements contained in the 2001 Annual Report, which is listed as an exhibit under Item 14, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

For information about Valley Community Bancshares directors and executive officers, see the discussion under “Election of Directors” and “Compliance With Section 16(a) of the Exchange Act,” in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders to be held on April 26, 2001, filed with the Securities and Exchange Commission (the “Proxy Statement”), incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers of the Company.

			Has Served as Executive officer
Name	Age	Position with the Company	of the Company Since

David H. Brown	56	Director, President and CEO	1989
Joseph E. Riordan	48	Executive Vice President and CFO	1997
Roy W. Thompson	59	Executive Vice President and Credit Administrator	1989
Richard D. Pickett	52	President and CEO of Valley Bank	1999

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

JOSEPH E. RIORDAN has been Senior Vice President and Chief Financial Officer of the Company since its formation and Senior Vice President and Chief Financial Officer of Puyallup Valley Bank since 1997. In January 2001, Mr. Riordan was named Executive Vice President of the Company and Puyallup Valley Bank. Prior to joining the Company and Puyallup Valley Bank, Mr. Riordan was Vice President of Finance InterWest Bancorp, Inc. From 1985 through 1996, Mr. Riordan was Vice President and Secretary-Treasurer of Central Bancorporation. Mr. Riordan’s career in the banking industry spans over twenty years. Mr. Riordan is a Certified Public Accountant, a Certified Management Accountant, and holds a BA in Business Administration from Central Washington University. Mr. Riordan is the Executive Vice President and Chief Financial Officer of Valley Bank.

ROY W. THOMPSON has been Senior Vice President of the Company since its formation and Senior Vice President and Credit Administrator of Puyallup Valley Bank since 1989. In January 2001, Mr. Thompson was named Executive Vice President of the Company and Puyallup Valley Bank. Prior to joining Puyallup Valley Bank, Mr. Thompson was Vice President and Account Officer of U.S. Bank of Washington in Private Banking. From 1983 through 1988, Mr. Thompson was Vice President and Credit Administrator of Seattle-First National Bank. Mr. Thompson’s career in the banking industry spans over twenty years. Mr. Thompson is a graduate of Pacific Coast Banking School, holds an MBA in Finance from the United States International University and a BS in Business from the University of Southern California. Mr. Thompson is the Executive Vice President and Credit Administrator of Valley Bank.

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

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Ownership of Certain Beneficial Owners

The information contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the section captioned “Interest of Management in Certain Transactions” in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

(A)  (1) Consolidated Financial Statements

(i)	Independent Auditor’s Report

(ii)	Consolidated Balance Sheet as of December 31, 2001, and 2000

(iii)	Consolidated Statement of Income for Years Ended December 31, 2001, 2000, and 1999

(iv)	Consolidated Statement of Changes in Stockholders’ Equity for Years Ended December 31, 2001, 2000, and 1999

(v)	Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

(vi)	Notes to Consolidated Financial Statements

(2)	All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 13 herein.

(B)  Reports on Form 8-K:

The Company filed a Report on Form 8-K on October 17, 2001 reporting on Item 5 that on October 17, 2001, the Board of Directors of the Company adopted a plan to repurchase up to $1,000,000 worth of its common shares.

(C)	3.1	Articles of Incorporation of the Company *
	3.2	Bylaws of the Company *
	10.1	Severance agreement for Mr. Brown *
	10.2	Severance agreement for Mr. Thompson *
	10.3	Severance agreement for Mr. Riordan *
	10.4	Severance agreement for Mr. Pickett *
	10.5	Deferred Compensation Agreement for Mr. Brown *
	10.6	Deferred Compensation Agreement for Mr. Thompson #
	10.7	1998 Stock Option Plan *
	10.8	401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *
	13	2001 Annual Report to Shareholders
	21	Subsidiaries of the Company *
	24	Power of Attorney is set forth on the signature page of this Registration Statement

*	Incorporated by reference to the Exhibits set forth on Registrant’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

#	Incorporated by reference to the Exhibits set forth on Registrant’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2002.

VALLEY COMMUNITY BANCSHARES, INC. (Registrant)

By:	/s/ DAVID H. BROWN

David H. Brown President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities indicated, on the 8th day of March 2002.

Principal Executive Officer

By:	/s/ DAVID H. BROWN

David H. Brown President and Chief Executive Officer

Principal Financial Officer

By:	/s/ JOSEPH E. RIORDAN

Joseph E. Riordan Executive Vice President and Chief Financial Officer

David H. Brown, pursuant to a power of attorney, which is being filed with this Form 10-K, has signed this report on March 8, 2002 as attorney in fact for the following directors who constitute a majority of the Board.

Thomas R. Absher
Warren D. Hunt
A. Eugene Hammermaster
William E. Fitchitt
David K. Hamry
Steven M. Harris
Roger L. Knutson
Thomas M. Pasquier

/s/ DAVID H. BROWN David H. Brown Attorney-in-fact March 8, 2002

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

/s/ Warren D. Hunt Warren D. Hunt	Chairman of the Board	February 20, 2002

/s/ David H. Brown David H. Brown	Director/President/CEO	February 20, 2002

/s/ Thomas R. Absher Thomas R. Absher	Director	February 20, 2002

/s/ A. Eugene Hammermaster A. Eugene Hammermaster	Director	February 20, 2002

/s/ William E. Fitchitt William E. Fitchitt	Director	February 26, 2002

/s/ David K. Hamry David K. Hamry	Director	February 20, 2002

/s/ Steven M. Harris Steven M. Harris	Director	February 26, 2002

/s/ Roger L. Knutson Roger L. Knutson	Director	February 20, 2002

/s/ Thomas M. Pasquier Thomas M. Pasquierj	Director	February 20, 2002

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Incorporation of the Company *
3.2	Bylaws of the Company *
10.1	Severance agreement for Mr. Brown *
10.2	Severance agreement for Mr. Thompson *
10.3	Severance agreement for Mr. Riordan *
10.4	Severance agreement for Mr. Pickett *
10.5	Deferred Compensation Agreement for Mr. Brown *
10.6	Deferred Compensation Agreement for Mr. Thompson #
10.7	1998 Stock Option Plan *
10.8	401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *
13	2001 Annual Report to Shareholders
21	Subsidiaries of the Company *
24	Power of Attorney is set forth on the signature page of this Registration Statement

*	Incorporated by reference to the Exhibits set forth on Registrant’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

#	Incorporated by reference to the Exhibits set forth on Registrant’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.