Form 10-Q
period 2002-03-31
VALLEY COMMUNITY BANCSHARES INC
filed 2002-05-08
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended March 31, 2002

[ ]	Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934 For Transition Period from to

Commission File Number 000-30447

VALLEY COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1913479 (I.R.S. Employer Identification No.)

1307 East Main, Puyallup, Washington (Address of principal executive offices)	98372 (Zip Code)

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

Yes [X] No [   ]

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at May 2, 2002 was 1,126,750.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

1

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	March 31,	December 31,

	2002	2001

ASSETS
Cash and due from banks	$5,314	$4,584
Interest-bearing deposits with banks	9,028	14,083
Securities available-for-sale	34,358	31,350
Federal Home Loan Bank stock	485	478

	49,185	50,495
Loans	103,037	100,755
Less allowance for loan losses	1,188	1,156

Loans, net	101,849	99,599
Accrued interest receivable	832	777
Premises and equipment, net	5,686	5,831
Real estate held for investment	224	224
Other assets	423	248

Total assets	$158,199	$157,174

LIABILITIES
Deposits
Noninterest-bearing	$26,567	$24,770
Interest-bearing	109,189	109,930

Total deposits	135,756	134,700
Other borrowed funds	517	334
Accrued interest payable	349	390
Other liabilities	652	589

Total liabilities	137,274	136,013

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share; 5,000,000 shares authorized; 1,126,750 shares issued and outstanding at March 31 2002 and December 31 2001	1,127	1,127
Additional paid-in capital	15,953	15,953
Retained earnings	3,650	3,776
Accumulated other comprehensive income, net of tax	195	305

Total stockholders’ equity	20,925	21,161

Total liabilities and stockholders’ equity	$158,199	$157,174

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended
	March 31,

	2002	2001

INTEREST INCOME
Interest and fees on loans	$1,940	$2,034
Interest on federal funds sold and deposits in banks	90	213
Interest on securities	386	415

Total interest income	2,416	2,662

INTEREST EXPENSE
Interest on deposits	501	985
Interest on federal funds and other short-term borrowings	2	5

Total interest expense	503	990

Net interest income	1,913	1,672
PROVISION FOR LOAN LOSSES	31	31

Net interest income after provision for loan losses	1,882	1,641

NONINTEREST INCOME
Service charges	101	93
Gain on sale of investment securities, net	44	10
Origination fees on mortgage loans brokered	33	22
Other operating income	66	82

Total noninterest income	244	207

NONINTEREST EXPENSE
Salaries	539	541
Employee benefits	160	144
Occupancy	119	146
Equipment	119	129
Other operating expenses	388	383

Total noninterest expense	1,325	1,343

INCOME BEFORE INCOME TAX	801	505
PROVISION FOR INCOME TAX	251	136

NET INCOME	$550	$369

EARNINGS PER SHARE
Basic	$0.49	$0.33
Diluted	$0.48	$0.32
Weighted average shares outstanding	1,126,750	1,133,588
Weighted average diluted shares outstanding	1,137,533	1,152,423

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$550	$369
Adjustments to reconcile net income to net cash from operating activities
Provisions for loan losses	31	31
Depreciation	94	118
Deferred income tax	6	2
Net amortization on securities	34	7
FHLB stock dividends	(7)	(7)
Gain on sale of securities available-for-sale	(44)	(10)
Loss on sale of premises and equipment	7
Increase (decrease) in accrued interest receivable	(55)	93
Increase (decrease) in other assets	(12)	51
Increase (decrease) in accrued interest payable	(41)	56
Increase (decrease) in other liabilities	63	(30)

Net cash from operating activities	626	680

Net decrease (increase) in interest-bearing deposits with banks	5,055	(6,367)
Purchase of securities available-for-sale	(7,168)	(3,788)
Proceeds from sales of securities available-for-sale	2,044	1,007
Proceeds from maturities of securities available-for-sale	1,959	6,253
Net increase in loans	(2,281)	(905)
Additions to premises and equipment	(68)	(184)

Net cash from investing activities	(459)	(3,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,056	7,334
Net increase (decrease) in other borrowed funds	183	(351)
Cash dividends paid	(676)	(623)

Net cash from financing activities	563	6,360

NET INCREASE IN CASH AND DUE FROM BANKS	730	3,056
CASH AND DUE FROM BANKS, beginning of year	4,584	4,466

CASH AND DUE FROM BANKS, at end of period	$5,314	$7,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$544	$934
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Unrealized gains (losses) on securities available-for-sale	$(167)	$291
Deferred tax on unrealized (gains) losses on securities available-for-sale	57	(99)
Held-to-maturity securities transferred to securities available-for-sale		279

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Valley Community Bancshares, Inc. (the “Company”) has prepared the condensed consolidated financial statements of the Company for the three-month period ended March 31, 2002 and March 31, 2001 without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2002.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements for the year ended December 31, 2001 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Note 2. Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months ended March 31, 2002 and 2001 (dollars in thousands, except per share amounts).

VALLEY COMMUNITY BANCSHARES, INC.
Earnings Per Share

	Three Months Ended
	March 31,

	2002	2001

NUMERATOR:
Net income	$550	$369
DENOMINATOR:
Denominator for basic earnings per share:
Weighted average shares	1,126,750	1,133,589
Effect of diluted securities — stock options	10,783	18,834
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of diluted stock options	1,137,533	1,152,423
Basic earnings per share	$0.49	$0.33
Diluted earnings per share	$0.48	$0.32

Note 3 — Investment Securities

Investment securities have been classified according to management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

March 31, 2002

Securities Available-For-Sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$9,807	$109	$58	$9,858
State and political subdivisions	6,991	98	12	7,077
Mortgage-backed securities	17,264	174	15	17,423

	$34,062	$381	$85	$34,358

December 31, 2001

Securities Available-For-Sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$9,383	$219	$23	$9,579
State and political subdivisions	6,743	115	7	6,851
Mortgage-backed securities	14,763	167	10	14,920

	$30,889	$501	$40	$31,350

Note 4 — Loans

The major classifications of loans at March 31, 2002 and December 31, 2001 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio

(dollars in thousands)	March 31,		December 31,
	2002		2001

	Amount	Percent	Amount	Percent

Real Estate
Construction	$13,188	12.8%	$11,550	11.5%
Mortgage	14,316	13.9%	14,689	14.6%
Commercial	53,913	52.3%	54,187	53.7%
Commercial	18,036	17.5%	16,477	16.3%
Consumer and other	3,035	2.9%	3,197	3.2%
Lease financing	662	0.6%	745	0.7%

Total loans	103,150	100.0%	100,845	100.0%

Deferred loan fees	(113)		(90)

Net loans	$103,037		$100,755

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

The allowance for loan losses at March 31, 2002 totaled $1,188,000 representing a net increase of $32,000 or 2.8% compared to $1,156,000 at December 31, 2001. The increase is primarily due to the increase in loans since December 31, 2001 and is not related to any specifically identified problem loan. Management believes that the allowance for loan losses at March 31, 2002 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Three months March 31,

	2002	2001

Balance at beginning of period	$1,156	$1,096
Charge-offs
Recoveries:	1

Net charge-offs	1
Additions charged to operations	31	31

Balance at end of period	$1,188	$1,127

Note 6 — Impact of New Accounting Issues

During the year 2002 the Company adopted the following accounting standards issued by the Financial Accounting Standard Board.

Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company implemented this statement effective January 1, 2002. Implementation of this statement did not result in a material impact on its financial position or results of operation.

Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company implemented this statement effective January 1, 2002. Implementation of this statement did not result in a material impact on its financial position or results of operation.

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

Results of Operations

The Company earned net income of $550,000 or $0.48 per diluted share for the three months ended March 31, 2002, compared to net income of $369,000 or $0.32 per diluted share, for the three months ended March 31, 2001, an increase of 49 percent. The Company’s return on average assets was 1.42 percent for the three months ended March 31,2002, compared to 1.01 percent for the three months ended March 31, 2001.

The increase in net income for the three-month period ended March 31, 2002 was primarily the result of an increase in net interest income and an increase in non-interest income (primarily gain on sale of investment securities). A significant decrease in the Company’s cost of funds favorably impact net interest income during the three-month period. Improving operations at Valley Bank impacted both net interest income and non-interest income. The increase was also impacted by lower non-interest expense (primarily occupancy and equipment).

The Company’s net income is derived principally from the operating results of its banking subsidiaries, namely Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank is a well-established commercial bank and generates the majority of the Company’s operating income.

Puyallup Valley Bank earned net income of $519,000 for the three months ended March 31, 2002 compared to $383,000 for the three months ended March 31, 2001. Puyallup Valley Bank’s increase in earnings resulted from an increase in net interest income and from gains on the sale of investment securities, partially offset by an increase in the provision for income tax.

Valley Bank earned net income of $25,000 for the three months ended March 31,2002 compared to a net loss of $11,000 for the three months ended March 31, 2001, respectively. Valley Bank began contributing positive earnings to the Company during the second quarter of 2001, which continued through the first quarter of 2002.

The following table shows the various performance ratios for the Company for the three months ended March 31, 2002 and 2001, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data 1

(dollars in thousands, except per share amounts)	Three Months Ended March 31,

	2002	2001

Financial Performance
Net Income	$550	$369
Average Assets	156,876	148,387
Average Stockholders’ Equity	21,107	19,978
Return on Assets (net income divided by average assets)	1.42%	1.01%
Return on Equity (net income divided by average equity)	10.57%	7.49%
Net Interest Margin (net interest income (tax adjusted) Divided by earning assets)	5.46%	5.05%
Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	61.43%	71.47%
Ratio of noninterest income to average assets	3.43%	3.67%

[1]	The computation of the ratios is based on the recorded assets and liabilities after the effect of changes in market values of securities available for sale.

Net Interest Income

The component contributing most significantly to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income, with tax-exempt income adjusted to a tax-equivalent basis, divided by average earning assets is referred to as net interest margin. For the three months ended March 31, 2002 the Company’s net interest margin was 5.46 percent compared to 5.05 percent for the three months ended March 31, 2001.

Interest income was $2,416,000 for the three months ended March 31, 2002 compared to $2,662,000 for the three months ended March 31, 2001. The three-month decrease was primarily the result of a significant decrease in the yield earned on earning assets. The yield on interest-earning assets decreased to 6.86 percent for the three months ended March 31, 2002 compared to 7.99 percent during the same period a year ago. The decrease in yields was the result of a lower yield realized on interest bearing deposits with banks and loans. The yield decrease reflects an overall decline in market interest rates resulting from a soft economic environment.

Interest expense was $503,000 for the three months March 31, 2002 compared to $990,000 for the three months ended March 31, 2002. The cost of funds decreased to 1.88 percent for the three months ended March 31, 2001 compared to 3.91 percent during the same period a year ago. The decrease for the three-month period was due to a decrease in the Company’s cost of funds.

During the three months ended March 31, 2002, market interest rates continue to be at historical lows as a result of a slow national and regional economy and because of an aggressively accommodating Federal Reserve monetary policy. During this three-month period ended March 31, 2002, net interest margin increased as a result of cost of funds decreasing faster than interest earned on interest earning assets. The cost of funds decrease resulted from certificates of deposit having shorter maturities than interest earning assets. In addition, the Company lowered the interest rate on deposits with administrated rates such as NOW, savings, and money market accounts. In periods of increasing interest rates, the Company’s net interest income and margin may decrease because the Company has a significant amount of interest bearing liabilities subject to repricing when compared to interest earning assets. This maybe somewhat offset because the rate paid on deposits with administered interest rates generally do not increase as rapidly as account whose rates change with market interest rates.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Three Months Ended March 31,

	2002			2001

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-earning assets
Loans (including fees)[1]	$101,309	$1,940	7.77%	$93,801	$2,034	8.79%
Investment securities[2,3]	31,063	418	5.46%	28,345	438	6.27%
Interest bearing deposits with banks	12,274	90	2.97%	13,992	213	6.17%
Federal Home Loan Bank Stock	479	7	5.93%	447	7	6.35%

Total Interest-earning assets	145,125	2,455	6.86%	136,585	2,692	7.99%
Total noninterest-earning assets	11,751			11,802

TOTAL ASSETS	$156,876			$148,387

Interest-bearing liabilities
Deposits	$108,223	501	1.88%	$102,406	985	3.90%
Other borrowed funds	436	2	1.86%	388	5	5.23%

Total Interest-bearing liabilities	108,659	503	1.88%	102,794	990	3.91%
Noninterest-bearing liabilities	27,113			25,615
Stockholders’ equity	21,107			19,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,876			$148,387

Net interest spread		$1,952	4.98%		$1,702	4.09%

Margin Analysis
Interest income/earning assets		$2,455	6.86%		$2,692	7.99%
Interest expense/earning assets		503	1.41%		990	2.94%

Net interest margin		$1,952	5.46%		$1,702	5.05%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s change in net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended March 31,2002 compared to the three months ended March 31, 2001:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis1 — For the Three Months ended March 31,
(dollars in thousands)

	2002 Compared to 2001

	Volume	Rate	Net

Interest income
Loans (including fees)[2]	$155	$(249)	$(94)
Investment securities[3]	39	(59)	(20)
Interest bearing deposits with banks	(24)	(99)	(123)
Federal Home Loan Bank Stock dividend

Total Interest-earning assets	171	(407)	(237)
Interest-bearing liabilities
Total deposits	53	(537)	(484)
Other borrowed funds	1	(4)	(3)

Total Interest-bearing liabilities	54	(541)	(487)

Net interest income	$116	$134	$250

[1]	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

[2]	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

[3]	Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%.

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $31,000 for loan losses for the three months ended March 31, 2002 compared to $31,000 during the same three-month period last year. The three-month provision was made as a result of increasing loans.

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

Noninterest income was $244,000 for the three months ended March 31, 2002, a 17.9 percent increase from $207,000 for the three months ended March 31, 2001. The increase in noninterest income for the three month period ended March 31, 2002 was the result of higher origination fees on mortgage loans brokered and gains on the sale of investment securities. In the event of a higher interest rate environment, the Company anticipates that mortgage loans brokered will decrease during the remainder of the year 2002 compared to the levels realized in 2001 when borrowers refinance their higher rate mortgage loans. In addition, the ability to sell investment securities at a profit may also be limited.

Noninterest expense was $1,325,000 for the three months ended March 31, 2002, a 1.3 percent decrease from $1,343,000 for the three months ended March 31, 2001. Noninterest expense remained relatively stable during the period. However, occupancy and equipment expense decreased which resulted from lower depreciation expense, partially offset by increased employee benefit expense. The percentage of noninterest expense to average assets was 3.43 percent for the three months ended March 31, 2002, compared to 3.67 percent during the same period last year.

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 61.4 percent for the three months ended March 31, 2002 compared to 71.5 percent for the three months ended March 31, 2001. The decrease in the ratio was primarily due to a significant improvement in net interest income, an increase in noninterest income, and a slight improvement in noninterest expense.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months March 31, 2002, was $251,000 compared to $136,000 for the three month ended March 31, 2001. The provision represents an effective tax rate of approximately 31 percent during 2002 and 27 percent during 2001. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities. Last years effective rate was lower than the current year rate primarily as a result of a higher than anticipated year 2000 tax refund.

Financial Condition

The Company’s total consolidated assets were $158.2 million as of March 31, 2002, compared to $157.2 million as of December 31, 2001. The slight increase in assets was primarily in investment securities and loans, funded by increasing deposits and a decrease in interest bearing deposits with banks. Stockholders’ equity decreased as a result of dividends paid during the quarter, a reduction in other comprehensive income, partially offset by earnings during the three-month period ended March 31, 2002.

Investment Portfolio

The major classifications of investments at March 31, 2002 and December 31, 2001, are summarized in Note 3 — Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At March 31, 2002, the Company had $34.4 million of securities available-for-sale, compared to $31.4 million as of December 31, 2001. Although investment securities increased only by $3.0 million during 2002, the Company purchased approximately $7.2 million in securities this year. They were funded primarily with $2 million of securities maturing during 2002 and with $2 million of securities sold during the year along with a decrease in interest bearing deposits with banks. The result was a change in the mix of the investment portfolio favoring mortgage-backed securities and securities issued by state and political subdivisions rather than the U.S. Government, corporations, and agencies.

At March 31, 2002, all of the Company’s securities were classified as available-for-sale. Management believes that that holding securities as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at March 31, 2002 and December 31, 2001, are summarized in Note 4 — Loans in the Notes to Condensed Consolidated Financial Statements.

In addition to the major classifications of loans summarized in Note 4, the company has additional loan concentrations exceeding 10 percent of total loans at March 31, 2002. They include loans to medical doctors and dentists in the amount of approximately $16.2 million.

Loans were $103.0 million as of March 31, 2002, compared to $100.8 million as of December 31, 2001. The increase was primarily in real estate construction and commercial loans partially offset by a decreases in real estate mortgage loans and commercial real estate loans. The percentage of loans to total assets was 65.1 percent and 64.1 percent at March 31, 2002 and December 31, 2001, respectively. It is management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

	March 31,	December 31,
	2002	2001

Non-performing assets:
Nonaccrual loans	$62	$129
Loans 90 days or more past due
Restructured loans		909

	62	1,038
Other real estate owned

Total non-performing assets	$62	$1,038

As of March 31, 2002, the Company had $62,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had $1,038,000 in nonperforming assets as of December 31, 2001.

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

During the three-month period ended March 31, 2002 there was one commercial loan on nonaccrual status in the amount of $62,000. The gross income that would have been recorded for the three-month period ended March 31, 2002 if the nonaccrual loan had been current and in accordance with its original term approximates $2,000. Interest recognized on the loan for the year was insignificant. The Company does not anticipate any loss with respect to this credit.

During the three-month period ended March 31, 2001 there was one loan placed on nonaccrual status in the amount of $195,000. The gross income that would have been recorded for the three months ended March 31, 2001 if the nonaccrual loan had been current and in accordance with its original term approximates $5,000. Interest recognized on the loan for the year was insignificant.

Potential Problem Loans

At March 31, 2002 and December 31, 2001, the Company had two potential problem commercial real estate loans totaling approximately $2,383,000. These loans are in addition to those categorized as non-performing listed above. Although these loans are currently classified as performing, management has information regarding credit weakness inherent in the loans, which may result in the borrowers’ inability to comply with present loan repayment terms. There can be no assurances given with respect to potential losses in these credits.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Analysis of the Allowance for
	Loan Losses
	Three months ended

	March 30, 2002	December 31, 2001

Balance at end of period	$1,188	$1,156
Average Loans Outstanding	$101,309	$96,855
Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%
Ratio of allowance for loan losses to average loans outstanding	1.17%	1.19%

There were no charge-off loans during the three months ended March 31, 2002 and 2001. The ratio of the allowance for loan losses to average loans outstanding decreased from 1.19 percent at December 31, 2001 to 1.17 percent during the three months ended March 31, 2002. The decrease resulted from the growth in the allowance for a loan loss being less than loan growth. The ratio is anticipated to continue decreasing during the balance of the year 2002, as a result of anticipated loan growth.

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

Deposits increased to $135.8 million as of March 31, 2002, compared to $134.7 million as of December 31, 2001. The increase occurred in demand deposits and savings deposits, partially offset by anticipated decreases in business money market accounts.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Deposits

(dollars in thousands)	Period ended,

	March 31, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

Noninterest bearing demand deposits	$26,567	19.6%	$24,770	18.4%
Interest bearing demand deposits	18,540	13.7%	18,997	14.1%
Money market deposits	35,396	26.1%	36,424	27.0%
Savings deposits	12,956	9.5%	11,987	8.9%
Time certificates < $100,000	24,044	17.7%	24,097	17.9%
Time certificates > $100,000	18,253	13.4%	18,425	13.7%

	$135,756	100.0%	$134,700	100.0%

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2002 contributed $.6 million to liquidity compared to $.7 million for the three months ended March 31, 2001. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $1.1 million for the three months ended March 31, 2002 compared to $7.3 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, non-interest bearing deposits and certificates of deposit provided the majority of the deposit growth. Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $4.0 million for the three months March 31, 2002 compared to $6.3 million for the three months ended March 31, 2001.

At March 31, 2002, the Company held cash and due from banks and interest bearing deposits with banks of approximately $14.3 million. In addition, at such date $34.4 million of the Company’s investments were classified as available for sale.

The Banks have capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Banks must maintain unencumbered collateral with a value at least equal to the outstanding balance. At March 31, 2002, the Banks had no advances outstanding to the FHLB. In addition to the FHLB credit line, the Banks have committed line of credit agreements totaling approximately $7.5 million from unaffiliated banks.

The Bank’s have commitments to extend credit, which may have a impact on the Company’s liquidity position. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. The Company experience suggests customers draw on approximately 75 percent of loan commitments. Commitments to extend credit at March 31, 2002 and December 31, 2001 were $16.0 and $13.5 million, respectively.

The Company’s total stockholders’ equity decreased to $20.9 million at March 31, 2002 from $21.2 million at December 31, 2001. The decrease was the result of a decrease in unrealized gains recorded on securities available for sale, net of income tax and by a $.60 dividend per share paid to stockholders of record on December 31, 2001, partially offset by net income earned during the three months ended March 31, 2002. At March 31, 2002, stockholders’ equity was 13.2 percent of total assets, compared to 13.5 percent at December 31, 2001.

The market value of available for sale securities was greater than book value at both March 31, 2002 and December 31, 2001, primarily as a result of low market interest rates, which resulted in unrealized gains in the investment portfolio. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. At March 31, 2002, the Company performed a simulation analysis of changes in the market value of the investment portfolio given a 300 basis point increase in interest rates. The analysis indicated a decrease in market value of approximately $1.1 million net of federal income tax. Although stockholder’s equity would be reduced by approximately 5 percent, the Company would still be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Banks’ are qualified as “well-capitalized” at March 31, 2002. Management believes that under the current regulations the Banks will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Banks such as a downturn in the economy where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Banks as of March 31, 2002, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
	Actual			Adequacy Purposes			Action Provisions

As March 31, 2002	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital
(to Risk-Weighted Assets)
Consolidated	$21,918	18.7%	>	$9.376	8.0%	>	$11,720	10.0%
Puyallup Valley Bank	$15,173	14.9%	>	$8,130	8.0%	>	$10,163	10.0%
Valley Bank	$4,056	29.6%	>	$1,096	8.0%	>	$1,370	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$20,730	17.7%	>	$4,688	4.0%	>	$7,032	6.0%
Puyallup Valley Bank	$14,153	13.9%	>	$4,065	4.0%	>	$6,098	6.0%
Valley Bank	$3,888	28.4%	>	$548	4.0%	>	$822	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$20,730	13.2%	>	$6,275	4.0%	>	$7,844	5.0%
Puyallup Valley Bank	$14,153	10.1%	>	$5,619	4.0%	>	$7,024	5.0%
Valley Bank	$3,888	26.1%	>	$596	4.0%	>	$745	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2002, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2001. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Company. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; loan delinquency rates; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results.

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

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1	Articles of Incorporation of Valley Community Bancshares, Inc. *
3.2	Bylaws of Valley Community Bancshares, Inc.*
10.1	Severance agreement for Mr. Brown *
10.2	Severance agreement for Mr. Thompson *
10.3	Severance agreement for Mr. Riordan *
10.4	Severance agreement for Mr. Pickett *
10.5	Deferred Compensation Agreement for Mr. Brown *
10.6	Deferred Compensation Agreement for Mr. Thompson #
10.7	1998 Stock Option Plan *
10.8	401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *

*	Incorporated by reference to the Exhibits set forth on Registrant’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

#	Incorporated by reference to the Exhibits set forth on Registrant’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

     (b)  Reports on Form 8-K

Valley Community Bancshares, Inc. filed no report on Form 8-K during the three months ending March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC. (Registrant)

Date: May 3, 2002	By	/s/ David H. Brown

David H. Brown President and Chief Executive Officer

Date: May 3, 2002	By	/s/ Joseph E. Riordan

Joseph E. Riordan Executive Vice President and Chief Financial Officer