Form 10-Q
period 2002-06-30
VALLEY COMMUNITY BANCSHARES INC
filed 2002-08-09
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended June 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934 For Transition Period from to Commission File Number 000-30447

VALLEY COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1913479 (I.R.S. Employer Identification No.)

1307 East Main, Puyallup, Washington (Address of principal executive offices)	98372 (Zip Code)

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

Yes   [X]     No   [   ]

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at August 2, 2002 was 1,126,750.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

i

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$6,735	$4,584
Interest-bearing deposits with banks	9,415	14,083
Securities available-for-sale	33,840	31,350
Federal Home Loan Bank stock	493	478

	50,483	50,495
Loans	108,390	100,755
Less allowance for loan losses	1,249	1,156

Loans, net	107,141	99,599
Accrued interest receivable	754	777
Premises and equipment, net	5,647	5,831
Real estate held for investment	224	224
Other assets	481	248

Total assets	$164,730	$157,174

LIABILITIES
Deposits
Noninterest-bearing	$28,007	$24,770
Interest-bearing	113,616	109,930

Total deposits	141,623	134,700
Other borrowed funds	622	334
Accrued interest payable	265	390
Other liabilities	499	589

Total liabilities	143,009	136,013

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share; 5,000,000 shares authorized; 1,126,750 shares issued and outstanding at June 30, 2002 and December 31, 2001	1,127	1,127
Additional paid-in capital	15,953	15,953
Retained earnings	4,159	3,776
Accumulated other comprehensive income, net of tax	482	305

Total stockholders’ equity	21,721	21,161

Total liabilities and stockholders’ equity	$164,730	$157,174

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$2,006	$2,040	$3,946	$4,074
Interest on federal funds sold and deposits in banks	71	214	168	427
Interest on securities	387	389	766	804

Total interest income	2,464	2,643	4,880	5,305

INTEREST EXPENSE
Interest on deposits	476	929	977	1,914
Interest on federal funds and other short-term borrowings	1	4	3	9

Total interest expense	477	933	980	1,923

Net interest income	1,988	1,710	3,901	3,382
PROVISION FOR LOAN LOSSES	60	31	91	62

Net interest income after provision for loan losses	1,928	1,679	3,810	3,320

NONINTEREST INCOME
Service charges	121	95	222	188
Gain on sale of investment securities, net	9		53	10
Origination fees on mortgage loans brokered	6	43	39	65
Other operating income	79	67	145	149

Total noninterest income	215	205	459	412

NONINTEREST EXPENSE
Salaries	561	508	1,100	1,049
Employee benefits	157	138	317	282
Occupancy	136	135	255	281
Equipment	119	130	238	259
Other operating expenses	422	434	810	817

Total noninterest expense	1,395	1,345	2,720	2,688

INCOME BEFORE INCOME TAX	748	539	1,549	1,044
PROVISION FOR INCOME TAX	239	165	490	301

NET INCOME	$509	$374	$1,059	$743

EARNINGS PER SHARE
Basic	$0.45	$0.33	$0.94	$0.66
Diluted	$0.45	$0.32	$0.93	$0.64
Weighted average shares outstanding	1,126,750	1,133,588	1,126,750	1,133,588
Weighted average diluted shares outstanding	1,137,405	1,152,423	1,137,469	1,152,423

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,059	$743
Adjustments to reconcile net income to net cash from operating activities:
Provisions for loan losses	91	62
Depreciation	184	233
Deferred income tax	(1)	(9)
Net amortization on securities	87	22
FHLB stock dividends	(15)	(15)
Gain on sale of securities available-for-sale	(53)	(10)
Loss on sale of premises and equipment	7	2
Amortization of intangible assets	6
Changes in operating assets and liabilities:
Increase in accrued interest receivable	23	170
Increase (decrease) in other assets	(194)	94
Decrease in accrued interest payable	(125)	(103)
Increase (decrease) in other liabilities	(156)	13
Net cash from operating activities	913	1,202
Net decrease (increase) in interest-bearing deposits with banks	4,668	(8,254)
Purchase of securities available-for-sale	(10,744)	(8,241)
Proceeds from sales of securities available-for-sale	4,585	1,007
Proceeds from maturities of securities available-for-sale	3,903	9,298
Net increase in loans	(7,633)	(1,632)
Additions to premises and equipment	68	(243)
Purchase of intangible assets	(144)
Net cash from investing activities	(5,297)	(8,065)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,923	8,123
Net increase (decrease) in short-term borrowed funds	192	(41)
Increase in other borrowed money	96
Cash dividends paid	(676)	(623)
Net cash from financing activities	6,535	7,459
NET INCREASE IN CASH AND DUE FROM BANKS	2,151	596
CASH AND DUE FROM BANKS, beginning of year	4,584	4,466
CASH AND DUE FROM BANKS, at end of period	$6,735	$5,062
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$1,105	$2,026
Income taxes	458	167
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Unrealized gains (losses) on securities available-for-sale	$270	$304
Deferred tax on unrealized (gains) losses on securities available-for-sale	(91)	(103)
Held-to-maturity securities transferred to securities available-for-sale		279

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Valley Community Bancshares, Inc. (the “Company”) has prepared the condensed consolidated financial statements of the Company for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three-months and six months ended June 30, 2002, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2002.

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

The following table sets forth the computation of basic and diluted earnings per share for the three-months and six months ended June 30, 2002 and 2001 (dollars in thousands, except per share amounts).

VALLEY COMMUNITY BANCSHARES, INC.
Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NUMERATOR:
Net income	$509	$374	$1,059	$743
DENOMINATOR:
Denominator for basic earnings per share:
Weighted average shares	1,126,750	1,133,588	1,126,750	1,133,588
Effect of diluted securities — stock options	10,655	18,835	10,719	18,835
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of diluted stock options	1,137,405	1,152,423	1,137,469	1,152,423
Basic earnings per share	$0.45	$0.33	$0.94	$0.66
Diluted earnings per share	$0.45	$0.32	$0.93	$0.64

Note 3 — Investment Securities

Investment securities have been classified according to management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

June 30, 2002
Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$9,724	$190	$1	$9,913
State and political subdivisions	6,787	237		7,024
Mortgage-backed securities	16,598	305		16,903

	$33,109	$732	$1	$33,840

December 31, 2001
Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$9,383	$219	$23	$9,579
State and political subdivisions	6,743	115	7	6,851
Mortgage-backed securities	14,763	167	10	14,920

	$30,889	$501	$40	$31,350

Note 4 — Loans

     The major classifications of loans at June 30, 2002 and December 31, 2001 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio
(dollars in thousands)

	June 30,		December 31,
	2002		2001

	Amount	Percent	Amount	Percent

Real Estate
Construction	$13,651	12.6%	$11,550	11.5%
Mortgage	14,586	13.5%	14,689	14.6%
Commercial	53,784	49.6%	54,187	53.7%
Commercial	23,483	21.6%	16,477	16.3%
Consumer and other	2,403	2.2%	3,197	3.2%
Lease financing	569	0.5%	745	0.7%

Total loans	108,476	100.0%	100,845	100.0%

Deferred loan fees	(86)		(90)

Net loans	$108,390		$100,755

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

The allowance for loan losses at June 30, 2002 totaled $1,249,000 representing a net increase of $93,000 or 8.0% compared to $1,156,000 at December 31, 2001. The increase is primarily due to the increase in loans since December 31, 2001 and is not related to any specifically identified problem loan. Management believes that the allowance for loan losses at June 30, 2002 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Three months June 30,		Six months June 30,

	2002	2001	2002	2001

Balance at beginning of period	$1,188	$1,127	$1,156	$1,096
Charge-offs
Recoveries:	1	3	2	3

Net recoveries	1	3	2	3
Additions charged to operations	60	31	91	62

Balance at end of period	$1,249	$1,161	$1,249	$1,161

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

Statement of Financial Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented this statement effective April 1, 2002. Implementation of this statement did not result in a material impact on its financial position or results of operations.

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

On May 16, 2002, Puyallup Valley Bank purchased various tangible and intangible assets of Puget Sound Mortgage Brokers, Inc., a Washington Corporation located in Puyallup Washington. The purchase price was not material to Puyallup Valley Bank or to the consolidated financial condition and results of operations of the Company. The purchase was made to further enhance the Bank’s mortgage banking operations. The mortgage operation will be operated as a division of the Bank using the name Puget Sound Mortgage Brokers and will operate in a leased facility.

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

Results of Operations

The Company earned net income of $509,000 or $0.45 per diluted share for the three months ended June 30, 2002, compared to net income of $374,000 or $0.32 per diluted share, for the three months ended June 30, 2001, an increase of 36 percent. The Company’s return on average assets was 1.26 percent for the three months ended June 30, 2002, compared to .97 percent for the three months ended June 30, 2001.

The Company earned net income of $1,059,000 or $0.94 per diluted share for the six months ended June 30, 2002, compared to net income of $743,000 or $0.64 per diluted share, for the six months ended June 30, 2001, an increase of 43 percent. The Company’s return on average assets was 1.34 percent for the six months ended June 30,2002, compared to .99 percent for the six months ended June 30, 2001.

The increase in net income for the both the three-month and six month periods ended June 30, 2002 was primarily the result of an increase in net interest income and an increase in non-interest income (primarily gain on sale of investment securities). A significant decrease in the Company’s cost of funds favorably impact net interest income during both the three-month and six-month periods. Valley Bank’s improved operations favorably impacted both net interest income and non-interest income.

The Company’s net income is derived principally from the operating results of its banking subsidiaries, namely Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank is a well-established commercial bank and generates the majority of the Company’s operating income.

Puyallup Valley Bank earned net income of $481,000 and $1,000,000 for the three and six months ended June 30, 2002 compared to $379,000 and $762,000 for the three and six months ended June 30, 2001. Puyallup Valley Bank’s increase in earnings resulted from an increase in net interest income and from gains on the sale of investment securities, partially offset by an increase in the provision for income tax.

Valley Bank earned net income of $35,000 and $60,000 for the three and six months ended June 30, 2002 compared to net income of $9,000 and a net loss of $2,000 for the three and six months ended June 30, 2001. Valley Bank began contributing positive earnings to the Company during the second quarter of 2001, which continued through the second quarter of 2002.

The following table shows the various performance ratios for the Company for the three and six months ended June 30, 2002 and 2001, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data1
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Financial Performance
Net Income	$509	$374	$1,059	$743
Average Assets	161,747	154,191	159,315	151,289
Average Stockholders’ Equity	21,439	20,308	21,273	20,144
Return on Assets (net income divided by average assets)	1.26%	0.97%	1.34%	0.99%
Return on Equity (net income divided by average equity)	9.52%	7.39%	10.04%	7.44%
Net Interest Margin (net interest income (tax adjusted) Divided by earning assets)	5.43%	4.93%	5.44%	4.99%
Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	63.32%	70.23%	62.39%	70.85%
Ratio of noninterest income to average assets	3.46%	3.50%	3.44%	3.58%

As discussed elsewhere in this report, the Company has taken steps to develop a mortgage banking operation. In addition, Valley Bank made application with the necessary regulatory authorities to establish a banking facility in Kent Washington. As a result, the Company anticipates a significant increase in noninterest expense during the balance of 2002. The increased expense may have a negative impact on future profitability until related revenues materialize.

[1]	The computation of the ratios is based on the recorded assets and liabilities after the effect of changes in market values of securities available for sale.

Net Interest Income

The component contributing most significantly to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income, with tax-exempt income adjusted to a tax-equivalent basis, divided by average earning assets is referred to as net interest margin. For the three months ended June 30, 2002 the Company’s net interest margin was 5.43 percent compared to 4.93 percent for the three months ended June 30, 2001. For the six months ended June 30, 2002 the Company’s net interest margin was 5.44 percent compared to 4.99 percent for the six months ended June 30, 2001.

Interest income was $2,464,000 for the three months ended June 30, 2002 compared to $2,643,000 for the three months ended June 30, 2001. Interest income was $4,880,000 for the six months ended June 30, 2002 compared to $5,305,000 for the three months ended June 30, 2001. The three-month and six month decrease was primarily the result of a significant decrease in the yield earned on earning assets. The yield on interest-earning assets decreased to 6.70 percent for the three months ended June 30, 2002 compared to 7.56 percent during the same period a year ago. The yield on interest-earning assets decreased to 6.78 percent for the six months ended June 30, 2002 compared to 7.77 percent during the same period a year ago. The decrease in interest income was primarily the result of a lower yield realized on interest bearing deposits with banks and loans. The yield decrease reflects an overall decline in market interest rates resulting from a soft economic environment.

Interest expense was $476,000 for the three months ended June 30, 2002 compared to $933,000 for the three months ended June 30, 2001. Interest expense was $979,000 for the six months ended June 30, 2002 compared to $1,923,000 for the six months ended June 30, 2001. The cost of funds decreased to 1.71 percent for the three months ended June 30, 2002 compared to 3.48 percent during the same period a year ago. The cost of funds decreased to 1.79 percent for the six months ended June 30, 2002 compared to 3.68 percent during the same period a year ago. The decrease for both the three-month and six month periods was due to a decrease in the Company’s cost of funds resulting from an overall decline in market interest rates.

During the three and six months ended June 30, 2002, market interest rates continue to be at historical lows as a result of a slow national and regional economy and because of an aggressively accommodating Federal Reserve monetary policy. During the three and six month periods ended June 30, 2002, net interest margin increased as a result of cost of funds decreasing faster than interest earned on interest earning assets. The cost of funds decrease resulted from certificates of deposit having shorter maturities than interest earning assets. In addition, the Company lowered the interest rate on deposits with administrated rates such as NOW, savings, and money market accounts. In periods of increasing interest rates, the Company’s net interest income and margin may decrease because the Company has a significant amount of interest bearing liabilities subject to repricing when compared to interest earning assets. This maybe somewhat offset because the rate paid on deposits with administered interest rates generally do not increase as rapidly as an account whose rates change with market interest rates.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Three Months Ended June 30,

	2002			2001

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-earning assets
Loans (including fees) [1]	$105,275	$2,007	7.65%	$96,542	$2,040	8.48%
Investment securities [2] [3]	33,818	425	5.04%	27,655	414	6.01%
Interest bearing deposits with banks	10,229	64	2.51%	17,301	214	4.96%
Federal Home Loan Bank Stock	486	7	5.78%	454	8	7.07%

Total Interest-earning assets	149,808	2,503	6.70%	141,953	2,676	7.56%
Total noninterest-earning assets	11,939			12,239

TOTAL ASSETS	$161,747			$154,191

Interest-bearing liabilities
Deposits	$111,505	475	1.71%	$107,320	929	3.47%
Other borrowed funds	311	1	1.29%	368	4	4.36%

Total Interest-bearing liabilities	111,816	476	1.71%	107,688	933	3.48%
Noninterest-bearing liabilities	28,492			26,195
Stockholders’ equity	21,439			20,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,747			$154,191

Net interest spread		$2,027	4.99%		$1,743	4.09%

Margin Analysis Interest income/ earning assets		$2,503	6.70%		$2,676	7.56%
Interest expense/earning assets		476	1.27%		933	2.64%

Net interest margin		$2,027	5.43%		$1,743	4.93%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Six Months Ended June 30,

	2002			2001

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-earning assets
Loans (including fees) [1]	$103,283	$3,947	7.71%	$95,170	$4,074	8.63%
Investment securities [2] [3]	32,440	843	5.24%	28,001	852	6.14%
Interest bearing deposits with banks	11,251	154	2.76%	15,647	427	5.50%
Federal Home Loan Bank Stock	482	14	5.86%	451	15	6.71%

Total Interest-earning assets	147,456	4,958	6.78%	139,269	5,368	7.77%
Total noninterest-earning assets	11,859			12,020

TOTAL ASSETS	$159,315			$151,289

Interest-bearing liabilities
Deposits	$109,864	976	1.79%	$104,862	1,914	3.68%
Other borrowed funds	375	3	1.61%	378	9	4.80%

Total Interest-bearing liabilities	110,239	979	1.79%	105,240	1,923	3.68%
Noninterest-bearing liabilities	27,803			25,905
Stockholders’ equity	21,273			20,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,315			$151,289

Net interest spread		$3,979	4.99%		$3,445	4.09%

Margin Analysis
Interest income/ earning assets		$4,958	6.78%		$5,368	7.77%
Interest expense/earning assets		979	1.34%		1,923	2.78%

Net interest margin		$3,979	5.44%		$3,445	4.99%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s change in net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended June 30,2002 compared to the three months ended June 30, 2001 and for the six month period ended June 30, 2002 compared to the six months ended June 30, 2001:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Three Months ended June 30,
(dollars in thousands)

	2002 Compared to 2001

	Volume	Rate	Net

Interest income
Loans (including fees) [2]	$176	$(209)	$(33)
Investment securities [3]	84	(74)	10
Interest bearing deposits with banks	(68)	(82)	(150)
Federal Home Loan Bank Stock dividend	1	(1)

Total Interest-earning assets	193	(367)	(174)
Interest-bearing liabilities
Total deposits	35	(489)	(454)
Other borrowed funds	(1)	(2)	(3)

Total Interest-bearing liabilities	34	(491)	(457)

Net interest income	$159	$124	$283

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Six Months ended June 30,
(dollars in thousands)

	2002 Compared to 2001

	Volume	Rate	Net

Interest income
Loans (including fees) [2]	$331	$(458)	$(127)
Investment securities [3]	125	(134)	(9)
Interest bearing deposits with banks	(98)	(175)	(273)
Federal Home Loan Bank Stock dividend	1	(2)	(1)

Total Interest-earning assets	359	(769)	(410)
Interest-bearing liabilities
Total deposits	87	(1,025)	(938)
Other borrowed funds		(6)	(6)

Total Interest-bearing liabilities	87	(1,030)	(943)

Net interest income	$272	$262	$534

[1]	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

[2]	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

[3]	Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%.

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $60,000 for loan losses for the three months ended June 30, 2002 compared to $31,000 during the same three-month period last year. The Company provided $91,000 for loan losses for the six months ended June 30, 2002 compared to $62,000 during the same six-month period last year. The provision was made as a result of increasing loans.

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

Noninterest income was $215,000 for the three months ended June 30, 2002, a 4.88 percent increase from $205,000 for the three months ended June 30, 2001. Noninterest income was $459,000 for the six months ended June 30, 2002, a 11.41 percent increase from $412,000 for the six months ended June 30, 2001. The increase in noninterest income for the three and six month periods ended June 30, 2002 was the result of higher service charges on deposit accounts and gains on the sale of investment securities, partially offset by lower origination fees on mortgage loans brokered.

Noninterest expense was $1,395,000 for the three months ended June 30, 2002, a 3.72 percent increase from $1,345,000 for the three months ended June 30, 2001. Noninterest expense was $2,720,000 for the six months ended June 30, 2002, a 1.19 percent increase from $2,688,000 for the six months ended June 30, 2001. Noninterest expense remained relatively stable during the period. However, occupancy and equipment expense decreased which resulted from lower depreciation expense, partially offset by increased employee benefit expense. The percentage of noninterest expense to average assets was 3.44 percent for the six months ended June 30, 2002, compared to 3.58 percent during the same period last year.

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 63.3 percent for the three months ended June 30, 2002 compared to 70.2 percent for the three months ended June 30, 2001. The Company’s efficiency ratio was 62.4 percent for the six months ended June 30, 2002 compared to 70.9 percent for the six months ended June 30, 2001. The decrease in the ratio was primarily due to a significant improvement in net interest income, an increase in noninterest income, partially offset by an increase in noninterest expense.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months June 30, 2002, was $239,000 compared to $165,000 for the three month ended June 30, 2001. The provision for the six months June 30, 2002, was $490,000 compared to $301,000 for the six months ended June 30, 2001. The provision represents an effective tax rate of approximately 32 percent during 2002 and 29 percent during 2001. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities. Last years’ effective rate was lower than the current year rate primarily as a result of a higher than anticipated year 2000 tax refund.

Financial Condition

The Company’s total consolidated assets were $164.7 million as of June 30, 2002, compared to $157.2 million as of December 31, 2001. The 4.8 percent increase in assets was primarily in investment securities and loans, funded by increasing deposits and a decrease in interest bearing deposits with banks. Stockholders’ equity increased as a result of earnings during the six-month period ended June 30, 2002 and an increase in other comprehensive income, partially offset by dividends paid.

Investment Portfolio

The major classifications of investments at June 30, 2002 and December 31, 2001, are summarized in Note 3 — Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At June 30, 2002, the Company had $33.8 million of securities available-for-sale, compared to $31.4 million as of December 31, 2001. Although investment securities increased by $2.5 million during 2002, the Company purchased approximately $10.7 million in securities this year. They were funded primarily with $8.5 million of securities either maturing or sold during 2002 along with a decrease in interest bearing deposits with banks. The result was a change in the mix of the investment portfolio favoring mortgage-backed securities and securities issued by state and political subdivisions rather than the U.S. Government, corporations, and agencies.

At June 30, 2002, all of the Company’s securities were classified as available-for-sale. Management believes that that holding securities as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at June 30, 2002 and December 31, 2001, are summarized in Note 4 — Loans in the Notes to Condensed Consolidated Financial Statements.

In addition to the major classifications of loans summarized in Note 4, the Company has additional loan concentrations exceeding 10 percent of total loans at June 30, 2002. They include loans to medical doctors and dentists in the amount of approximately $18.4 million.

Loans were $108.4 million as of June 30, 2002, compared to $100.8 million as of December 31, 2001. The increase was primarily in real estate construction and commercial loans partially offset by a decreases in real estate mortgage loans and commercial real estate loans. The percentage of loans to total assets was 65.8 percent and 64.1 percent at June 30, 2002 and December 31, 2001, respectively. It is management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

	June 30,	December 31,
	2002	2001

Non-performing assets:
Nonaccrual loans	$28	$129
Loans 90 days or more past due Restructured loans		909

	28	1,038
Other real estate owned

Total non-performing assets	$28	$1,038

As of June 30, 2002, the Company had $28,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had $1,038,000 in nonperforming assets as of December 31, 2001. The $909,000 restructured loan, at December 31, 2001, was repaid during the first three months of 2002.

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

During the three-month and six-month period ended June 30, 2002 there was one commercial loan on nonaccrual status The gross income that would have been recorded for the three and six month period ended June 30, 2002 if the nonaccrual loan had been current and in accordance with its original term approximates $1,000 and $3,000, respectively. Interest recognized on the loan for the year was insignificant. The Company does not anticipate any loss with respect to this credit.

During the three-month and six-month period ended June 30, 2001 there was one commercial loan on nonaccrual status The gross income that would have been recorded for the three and six month period ended June 30, 2001 if the nonaccrual loan had been current and in accordance with its original term approximates $5,000 and $10,000, respectively. Interest recognized on the loan for the year was insignificant.

Potential Problem Loans

At June 30, 2002 and December 31, 2001, the Company had two potential problem commercial real estate loans totaling approximately $2,383,000. The Company believes that the loans are secured by sufficient collateral to repay the loans, although there can be no assurances given with respect to potential losses in these credits. These loans are in addition to those categorized as non-performing listed above. Although these loans are currently classified as performing, management has information regarding credit weakness inherent in the loans, which may result in the borrowers’ inability to comply with present loan repayment terms.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Analysis of the Allowance		Analysis of the Allowance
	for Loan Losses		for Loan Losses
	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Balance at end of period	$1,249	$1,161	1,249	1,161
Average Loans Outstanding	$105,275	$96,542	103,283	95,170
Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%	0.00%	0.00%
Ratio of allowance for loan losses to average loans outstanding	1.19%	1.20%	1.21%	1.22%

There were no loans charge-off during the three and six months ended June 30, 2002 and 2001. The ratio of the allowance for loan losses to average loans outstanding of 1.19 % remained relatively stable from December 31, 2001 to June 30, 2002. However, the ratio has decreased from June 30, 2001 and is anticipated to continue decreasing during the balance of the year 2002, as a result of anticipated loan growth. The increase in the allowance for loan losses resulted from growth in the loan portfolio.

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

Deposits increased to $141.6 million as of June 30, 2002, compared to $134.7 million as of December 31, 2001. The increase occurred in demand deposits and savings deposits. An increase in time certificates of deposit was also a factor.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Deposits
(dollars in thousands)

	Period ended,

	June 30, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

Noninterest bearing demand deposits	$28,007	19.8%	$24,770	18.4%
Interest bearing demand deposits	19,185	13.6%	18,997	14.1%
Money market deposits	36,936	26.0%	36,424	27.0%
Savings deposits	13,709	9.7%	11,987	8.9%
Time certificates < $100,000	25,013	17.7%	24,097	17.9%
Time certificates > $100,000	18,773	13.2%	18,425	13.7%

	$141,623	100.0%	$134,700	100.0%

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2002 contributed $.9 million to liquidity compared to $1.2 million for the six months ended June 30, 2001. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $6.9 million for the six months ended June 30, 2002 compared to $8.1 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, non-interest bearing deposits, savings deposits, and certificates of deposit provided the majority of the deposit growth. Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $8.5 million for the six months June 30, 2002 compared to $10.3 million for the six months ended June 30, 2001.

At June 30, 2002, the Company held cash and due from banks and interest bearing deposits with banks of approximately $16.2 million. In addition, at such date $33.8 million of the Company’s investments were classified as available for sale.

The Banks have capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Banks must maintain unencumbered collateral with a value at least equal to the outstanding balance.. In addition to the FHLB credit line, the Banks have committed line of credit agreements totaling approximately $7.5 million from unaffiliated banks. At June 30, 2002, the Banks had no advances outstanding to the FHLB or from unaffiliated banks.

The Bank’s have commitments to extend credit, which may have a impact on the Company’s liquidity position. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. The Company experience suggests customers draw on approximately 75 percent of loan commitments. Commitments to extend credit at June 30, 2002 and December 31, 2001 were $16.6 and $13.5 million, respectively.

Other commitments include agreements between Puyallup Valley Bank and several contractors for the remodel of its main office facility in Puyallup. It is anticipated the remodel project will be completed over a five-month period and at a cost of approximately $528,000.

The Company’s total stockholders’ equity increased to $21.7 million at June 30, 2002 from $21.2 million at December 31, 2001. The increase was the result of higher unrealized gains recorded on securities available for sale, net of income tax and by net income earned during the six months ended June 30, 2002, partially offset by a $.60 dividend per share paid to stockholders of record on December 31, 2001. At June 30, 2002, stockholders’ equity was 13.2 percent of total assets, compared to 13.5 percent at December 31, 2001.

The market value of available for sale securities was greater than book value at both June 30, 2002 and December 31, 2001, primarily as a result of low market interest rates, which resulted in unrealized gains in the investment portfolio. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. At June 30, 2002, the Company performed a simulation analysis of changes in the market value of the investment portfolio given a 300 basis point increase in interest rates. The analysis indicated a decrease in market value of approximately $635,000 net of federal income tax. Although stockholder’s equity would be reduced by approximately 5 percent, the Company would still be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Banks’ are qualified as “well-capitalized” at June 30, 2002. Management believes that under the current regulations the Banks will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Banks such as a downturn in the economy where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Banks as of June 30, 2002, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
	Actual			Adequacy Purposes			Action Provisions

As June 30, 2002	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital (to Risk-Weighted Assets)
Consolidated	$22,342	18.4%	>	$9,740	8.0%	>	$12,175	10.0%
Puyallup Valley Bank	$15,262	14.4%	>	$8,488	8.0%	>	$10,610	10.0%
Valley Bank	$4,098	29.2%	>	$1,121	8.0%	>	$1,401	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$21,101	14.3%	>	$4,870	4.0%	>	$7,305	6.0%
Puyallup Valley Bank	$14,196	13.4%	>	$4,244	4.0%	>	$6,366	6.0%
Valley Bank	$3,923	28.0%	>	$560	4.0%	>	$841	6.0%
Tier I Capital (to Average Assets)
Consolidated	$21,101	13.1%	>	$6,464	4.0%	>	$8,080	5.0%
Puyallup Valley Bank	$14,196	9.8%	>	$5,794	4.0%	>	$7,243	5.0%
Valley Bank	$3,923	25.7%	>	$611	4.0%	>	$764	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2002, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2001. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Valley Community Bancshares, Inc. (the “Meeting”) was held on April 25, 2002. The only matter of business conducted at the Meeting was the election of Directors. The results of the vote on the matters presented at the Meeting are as follows:

	Term to Expire	Vote For	Vote Withheld

Ronald E. Claudon	2005	836,183	8,156
William E. Fitchitt	2005	836,183	8,156
David K. Hamry	2005	829,390	14,949

The terms of Directors Thomas R. Absher, David H. Brown, A. Eugene Hammermaster, Warren D. Hunt, Roger L. Knutson, and Thomas M. Pasquier continued after the meeting.

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation of Valley Community Bancshares, Inc. *

3.2	Bylaws of Valley Community Bancshares, Inc., as amended.

10.	Material contracts of Valley Community Bancshares, Inc.

10.1	Severance agreement for Mr. Brown *

10.2	Severance agreement for Mr. Thompson *

10.3	Severance agreement for Mr. Riordan *

10.4	Severance agreement for Mr. Pickett *

10.5	Deferred Compensation Agreement for Mr. Brown *

10.6	Deferred Compensation Agreement for Mr. Thompson #

10.7	1998 Stock Option Plan *

10.8	401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *

*	Incorporated by reference to the Exhibits set forth on Registrant’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

#	Incorporated by reference to the Exhibits set forth on Registrant’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

(b)	Reports on Form 8-K

Valley Community Bancshares, Inc. filed no report on Form 8-K during the three months ending June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC. (Registrant)

Date:	August 2, 2002	By	/s/ David H. Brown

David H. Brown President and Chief Executive Officer

Date:	August 2, 2002	By	/s/ Joseph E. Riordan

Joseph E. Riordan Executive Vice President and Chief Financial Officer

CERTIFICATION

     To my knowledge, this Report on Form 10-Q for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operation of Valley Community Bancshares, Inc.

By	/s/ David H. Brown

David H. Brown, Chief Executive Officer

By	/s/ Joseph E. Riordan

Joseph E. Riordan, Chief Financial Officer