Form 10-Q
period 2002-09-30
VALLEY COMMUNITY BANCSHARES INC
filed 2002-11-15
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended September 30, 2002

( )	Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934 For Transition Period from to Commission File Number 000-30447

VALLEY COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1913479 (I.R.S. Employer Identification No.)

1307 East Main, Puyallup, Washington (Address of principal executive offices)	98372 (Zip Code)

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

Yes   [X]      No   [   ]

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at November 1, 2002 was 1,126,866.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

i

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$6,981	$4,584
Interest-bearing deposits with banks	11,231	14,083
Federal funds sold	1,247
Securities available-for-sale	33,213	31,350
Federal Home Loan Bank stock	398	478

	53,070	50,495
Loans	111,655	100,755
Less allowance for loan losses	1,320	1,156

Loans, net	110,335	99,599
Accrued interest receivable	795	777
Premises and equipment, net	6,065	5,831
Real estate held for investment	224	224
Other assets	491	248

Total assets	$170,980	$157,174

LIABILITIES
Deposits
Noninterest-bearing	$29,391	$24,770
Interest-bearing	116,878	109,930

Total deposits	146,269	134,700
Other borrowed funds	616	334
Accrued interest payable	276	390
Other liabilities	1,462	589

Total liabilities	148,623	136,013

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share; 5,000,000 shares authorized; 1,126,866 and 1,126,750 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	1,127	1,127
Additional paid-in capital	15,955	15,953
Retained earnings	4,662	3,776
Accumulated other comprehensive income, net of tax	613	305

Total stockholders’ equity	22,357	21,161

Total liabilities and stockholders’ equity	$170,980	$157,174

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$2,081	$2,042	$6,027	$6,116
Interest on federal funds sold and deposits in banks	87	192	255	619
Interest on securities	365	438	1,131	1,242

Total interest income	2,533	2,672	7,413	7,977

INTEREST EXPENSE
Interest on deposits	467	854	1,443	2,768
Interest on federal funds and other short-term borrowings	2	3	5	12

Total interest expense	469	857	1,448	2,780

Net interest income	2,064	1,815	5,965	5,197
PROVISION FOR LOAN LOSSES	76		167	62

Net interest income after provision for loan losses	1,988	1,815	5,798	5,135

NONINTEREST INCOME
Service charges	121	96	344	284
Gain on sale of investment securities, net	1	44	54	54
Origination fees on mortgage loans brokered	40	20	79	85
Other operating income	40	92	184	241

Total noninterest income	202	252	661	664

NONINTEREST EXPENSE
Salaries	630	541	1,750	1,590
Employee benefits	149	129	446	411
Occupancy	128	144	383	425
Equipment	102	126	340	385
Other operating expenses	421	381	1,231	1,198

Total noninterest expense	1,430	1,321	4,150	4,009

INCOME BEFORE INCOME TAX	760	746	2,309	1,790
PROVISION FOR INCOME TAX	257	220	747	521

NET INCOME	$503	$526	$1,562	$1,269

EARNINGS PER SHARE
Basic	$0.45	$0.46	$1.39	$1.12
Diluted	$0.44	$0.46	$1.37	$1.10
Weighted average shares outstanding	1,126,777	1,133,588	1,126,759	1,133,588
Weighted average diluted shares outstanding	1,137,073	1,151,067	1,137,337	1,151,971

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,562	$1,269
Adjustments to reconcile net income to net cash from operating activities:
Provisions for loan losses	167	62
Depreciation	268	349
Deferred income tax	6	2
Net amortization on securities	136	47
FHLB stock dividends	(24)	(24)
Gain on sale of securities available-for-sale	(54)	(54)
Loss on sale of premises and equipment	41	2
Amortization of intangible assets	18
Changes in operating assets and liabilities:
Increase (decrease) in accrued interest receivable	(18)	92
Increase (decrease) in other assets	(215)	163
Decrease in accrued interest payable	(114)	(69)
Increase in other liabilities	731	74

Net cash from operating activities	2,504	1,913

Net increase in federal funds sold	(1,247)
Net decrease (increase) in interest-bearing deposits with banks	2,852	(11,179)
Purchase of securities available-for-sale	(12,786)	(15,650)
Proceeds from sales of securities available-for-sale	5,567	3,055
Proceeds from maturities of securities available-for-sale	5,741	12,679
Federal Home Loan Bank stock redeemed	104
Net increase in loans	(10,903)	(3,801)
Additions to premises and equipment	(468)	(258)
Purchase of intangible assets	(144)

Net cash from investing activities	(11,284)	(15,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,569	14,722
Net increase (decrease) in short-term borrowed funds	186	(48)
Increase in other borrowed money	96
Stock options exercised	2
Cash dividends paid	(676)	(623)

Net cash from financing activities	11,177	14,051

NET INCREASE IN CASH AND DUE FROM BANKS	2,397	810
CASH AND DUE FROM BANKS, beginning of year	4,584	4,466

CASH AND DUE FROM BANKS, at end of period	$6,981	$5,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$1,562	$2,849
Income taxes	778	167
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Unrealized gains (losses) on securities available-for-sale	$467	$582
Deferred tax on unrealized (gains) losses on securities available-for-sale	(159)	(198)
Held-to-maturity securities transferred to securities available-for-sale		279

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Valley Community Bancshares, Inc. (the “Company”) has prepared the condensed consolidated financial statements of the Company for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001 without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three-months and nine months ended September 30, 2002, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2002.

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

Note 2 — Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months and nine months ended September 30, 2002 and 2001 (dollars in thousands, except per share amounts).

VALLEY COMMUNITY BANCSHARES, INC.
Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NUMERATOR:
Net income	$503	$526	$1,562	$1,269
DENOMINATOR:
Denominator for basic earnings per share:
Weighted average shares	1,126,777	1,133,588	1,126,759	1,133,588
Effect of diluted securities — stock options	10,296	17,479	10,578	18,383
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of diluted stock options	1,137,073	1,151,067	1,137,337	1,151,971
Basic earnings per share	$0.45	$0.46	$1.39	$1.12
Diluted earnings per share	$0.44	$0.46	$1.37	$1.10

Note 3 — Investment Securities

Investment securities have been classified according to management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

September 30, 2002

Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$9,695	$234	$	$9,929
State and political subdivisions	6,783	372		7,155
Mortgage-backed securities	15,807	331	9	16,129

	$32,285	$937	$9	$33,213

December 31, 2001

Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$9,383	$219	$23	$9,579
State and political subdivisions	6,743	115	7	6,851
Mortgage-backed securities	14,763	167	10	14,920

	$30,889	$501	$40	$31,350

Note 4 — Loans

The major classifications of loans at September 30, 2002 and December 31, 2001 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio
(dollars in thousands)

	September 30,		December 31,
	2002		2001

	Amount	Percent	Amount	Percent

Real Estate
Construction	$14,749	13.2%	$11,550	11.5%
Mortgage	16,164	14.5%	14,689	14.6%
Commercial	52,237	46.7%	54,187	53.7%
Commercial	25,725	23.0%	16,477	16.3%
Consumer and other	2,396	2.1%	3,197	3.2%
Lease financing	493	0.4%	745	0.7%

Total loans	111,764	100.0%	100,845	100.0%

Deferred loan fees	(109)		(90)

Net loans	$111,655		$100,755

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

The allowance for loan losses at September 30, 2002 totaled $1,320,000 representing a net increase of $164,000 or 14.2% compared to $1,156,000 at December 31, 2001. The increase is primarily due to the increase in loans since December 31, 2001 and is not related to any specifically identified problem loan. Management believes that the allowance for loan losses at September 30, 2002 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
 Loan Loss Experience

	Three months September 30,		Nine months September 30,

	2002	2001	2002	2001

Balance at beginning of period	$1,249	$1,162	$1,156	$1,096
Charge-offs	5		5
Recoveries:			2	4

Net recoveries	5	-0-	3	(4)
Additions charged to operations	76		167	62

Balance at end of period	$1,320	$1,162	$1,320	$1,162

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

Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for the treatment of costs associated with exit or disposal activities. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the Statement will result in a material impact on its financial position or results of operations.

Statement of Financial Accounting Standard (SFAS) No. 147, Acquisitions of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting applies to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not expect the Statement will result in a material impact on its financial position or results of operations.

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

The Company’s main office is located in Puyallup, Washington, which also serves as the main office of Puyallup Valley Bank. Valley Bank is located in Auburn, Washington. The Banks provide a full range of commercial banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in Puyallup, Auburn, and Kent, Washington, and their environs.

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

Valley Bank

Valley Bank is a Washington state-chartered commercial bank, which commenced operations in January 1999. The Bank provides full-service banking to businesses and residents within the Auburn and Kent communities and its surrounding area. Valley Bank offers commercial banking services to small and medium size businesses, professionals and retail customers in the Bank’s market area. Valley Bank conducts business out of two full-service offices.

On September 5, 2002 Valley Bank opened a new banking facility in Kent Washington. The new office will initially operate in a leased facility until a permanent facility can be located.

Both Puyallup Valley Bank and Valley Bank are wholly owned subsidiaries of the Company.

During November 2002, the Board of Directors of both Puyallup Valley Bank and Valley Bank entered into an agreement to merge the two banks. It is anticipated the merger will occur during the first quarter of 2003. The banks entered into this agreement for several reasons, including, better customer service, operational efficiency, and cost improvement.

Results of Operations

The Company earned net income of $503,000 or $0.44 per diluted share for the three months ended September 30, 2002, compared to net income of $526,000 or $0.46 per diluted share, for the three months ended September 30, 2001, an decrease of 4.4 percent. The Company’s return on average assets was 1.19 percent for the three months ended September 30, 2002, compared to 1.30 percent for the three months ended September 30, 2001.

The Company earned net income of $1,562,000 or $1.37 per diluted share for the nine months ended September 30, 2002, compared to net income of $1,269,000 or $1.10 per diluted share, for the nine months ended September 30, 2001, an increase of 23.1 percent. The Company’s return on average assets was 1.29 percent for the nine months ended September 30,2002, compared to 1.10 percent for the nine months ended September 30, 2001.

The decrease in net income for the three-month period ended September 30, 2002 was primarily the result of lower noninterest income, higher provisions for loan losses and increased noninterest expense, partially offset by increased net interest income. The increase in net income for the nine-month period ended September 30, 2002 was primarily the result of an increase in net interest income, offset by higher provisions for loan losses and increased noninterest expense. A significant decrease in the Company’s cost of funds favorably impact net interest income during both the three-month and nine-month periods. The increased staffing levels of Valley Bank’s new Kent facility and Puget Sound Mortgage Brokers significantly increased salaries and employee benefits during the three-month period.

Because of the new Kent office, management anticipates higher operating costs. Profitability of the Company will be negatively impacted until the new office generates sufficient revenue to offset the added operating costs. It is anticipated the new office will not breakeven until its third year of operation. The Company further anticipates the Kent office will lose up to $250,000 during the three-year period.

The Company’s net income is derived principally from the operating results of its banking subsidiaries, namely Puyallup Valley Bank and Valley Bank. Puyallup Valley Bank is a well-established commercial bank and generates the majority of the Company’s operating income.

Puyallup Valley Bank earned net income of $541,000 and $1,541,000 for the three and nine months ended September 30, 2002 compared to $476,000 and $1,237,000 for the three and nine months ended September 30, 2001. Puyallup Valley Bank’s increase in earnings resulted from an increase in net interest income, partially offset by lower non-interest income, an increase in the provision for loan losses and by an increase in the provision for income tax.

Valley Bank incurred a loss of $14,000 for the three months ended September 30, 2002 and earned net income of $46,000 for the nine months ended September 30, 2002 compared to net income of $36,000 and $34,000 for the three and nine months ended September 30, 2001. Valley Bank’s earnings were negatively impacted by the costs of the new Kent facility discussed above.

The following table shows the various performance ratios for the Company for the three and nine months ended September 30, 2002 and 2001, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data 1
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Financial Performance
Net Income	$503	$526	$1,562	$1,269
Average Assets	168,391	160,707	162,316	154,430
Average Stockholders’ Equity	22,145	20,807	21,563	20,365
Return on Assets (net income divided by average assets)	1.19%	1.30%	1.29%	1.10%
Return on Equity (net income divided by average equity)	9.01%	10.03%	9.69%	8.33%
Net Interest Margin (net interest income (tax adjusted) Divided by earning assets)	5.34%	4.94%	5.41%	4.97%
Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	63.11%	63.91%	62.63%	68.40%
Ratio of noninterest income to average assets	3.37%	3.26%	3.42%	3.47%

Net Interest Income

The component contributing most significantly to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income, with tax-exempt income adjusted to a tax-equivalent basis, divided by average earning assets is referred to as net interest margin. For the three months ended September 30, 2002 the Company’s net interest margin was 5.34 percent compared to 4.94 percent for the three months ended September 30, 2001. For the nine months ended September 30, 2002 the Company’s net interest margin was 5.41 percent compared to 4.97 percent for the nine months ended September 30, 2001.

Interest income was $2,533,000 for the three months ended September 30, 2002 compared to $2,672,000 for the three months ended September 30, 2001. Interest income was $7,413,000 for the nine months ended September 30, 2002 compared to $7,977,000 for the three months ended September 30, 2001. The three-month and nine month decrease was primarily the result of a significant decrease in the yield earned on earning assets. The yield on interest-earning assets decreased to 6.53 percent for the three months ended September 30, 2002 compared to 7.22 percent during the same period a year ago. The yield on interest-earning assets decreased to 6.70 percent for the nine months ended September 30, 2002 compared to 7.58 percent during the same period a year ago. The decrease in interest income was primarily the result of a lower yield realized on interest bearing deposits with banks, investment securities, and loans. The yield decrease reflects an overall decline in market interest rates resulting from a soft economic environment.

Interest expense was $469,000 for the three months ended September 30, 2002 compared to $857,000 for the three months ended September 30, 2001. Interest expense was $1,448,000 for the nine months ended September 30, 2002 compared to $2,780,000 for the nine months ended September 30, 2001. The cost of funds decreased to 1.60 percent for the three months ended September 30, 2002 compared to 3.01 percent during the same period a year ago. The cost of funds decreased to 1.73 percent for the nine months ended September 30, 2002 compared to 3.45 percent during the same period a year ago. The decrease for both the three-month and nine month periods was due to a decrease in the Company’s cost of funds resulting from an overall decline in market interest rates.

During the three and nine months ended September 30, 2002, market interest rates continue to be at historical lows as a result of a slow national and regional economy and because of an aggressively accommodating Federal Reserve monetary policy. During the three and nine month periods ended September 30, 2002, net interest margin increased as a result of cost of funds decreasing faster than interest earned on interest earning assets. The cost of funds decrease resulted from certificates of deposit having shorter maturities than interest earning assets. In addition, the Company lowered the interest rate on deposits with administrated rates such as NOW, savings, and money market accounts. In

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

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Three Months Ended September 30,

	2002			2001

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-earning assets
Loans (including fees) [1]	$110,616	$2,081	7.46%	$97,747	$2,042	8.29%
Investment securities [2] [3]	32,215	404	4.97%	31,680	468	5.86%
Interest bearing deposits with banks	12,175	76	2.48%	18,933	192	4.02%
Federal funds sold	835	3	1.41%
Federal Home Loan Bank Stock	491	8	6.46%	462	8	6.87%

Total Interest-earning assets	156,332	2,572	6.53%	148,822	2,710	7.22%
Total noninterest-earning assets	12,059			11,885

TOTAL ASSETS	$168,391			$160,707

Interest-bearing liabilities
Deposits	$115,627	467	1.60%	$112,531	854	3.01%
Other borrowed funds	496	2	1.60%	423	3	2.81%

Total Interest-bearing liabilities	116,123	469	1.60%	112,954	857	3.01%
Noninterest-bearing liabilities	30,123			26,946
Stockholders’ equity	22,145			20,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,391			$160,707

Net interest spread		$2,103	4.93%		$1,853	4.21%

Margin Analysis
Interest income/earning assets		$2,572	6.53%		$2,710	7.22%
Interest expense/earning assets		469	1.19%		857	2.28%

Net interest margin		$2,103	5.34%		$1,853	4.94%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Nine Months Ended September 30,

	2002			2001

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-earning assets
Loans (including fees) [1]	$105,546	$6,027	7.63%	$96,030	$6,116	8.52%
Investment securities [2] [3]	32,363	1,247	5.15%	29,228	1,316	6.02%
Interest bearing deposits with banks	11,559	230	2.66%	16,742	619	4.94%
Federal funds sold	282	3	1.42%
Federal Home Loan Bank Stock	485	22	6.06%	455	23	6.67%

Total Interest-earning assets	150,235	7,529	6.70%			7.58%
Total noninterest-earning assets	12,081			11,975

TOTAL ASSETS	$162,316			$154,430

Interest-bearing liabilities
Deposits	$111,786	1,443	1.73%	$107,419	2,768	3.45%
Other borrowed funds	423	5	1.58%	393	12	4.08%

Total Interest-bearing liabilities	112,209	1,448	1.73%	107,812	2,780	3.45%
Noninterest-bearing liabilities	28,544			26,253
Stockholders’ equity	21,563			20,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,316			$154,430

Net interest spread		$6,081	4.97%		$5,294	4.13%

Margin Analysis
Interest income/earning assets		$7,529	6.70%		$8,074	7.58%
Interest expense/earning assets		1,448	1.29%		2,780	2.61%

Net interest margin		$6,081	5.41%		$5,294	4.97%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s change in net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended September 30, 2002 compared to the three months ended September 30, 2001 and for the nine month period ended September 30, 2002 compared to the nine months ended September 30, 2001:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Three Months ended September 30,
(dollars in thousands)

	2002 Compared to 2001

	Volume	Rate	Net

Interest income
Loans (including fees) [2]	$254	$(215)	$39
Investment securities [3]	8	(72)	(64)
Interest bearing deposits with banks	(56)	(60)	(116)
Federal funds sold	3		3

Total Interest-earning assets	209	(347)	(138)
Interest-bearing liabilities
Total deposits	23	(410)	(387)
Other borrowed funds		(1)	(1)

Total Interest-bearing liabilities	23	(411)	(388)

Net interest income	$186	$64	$250

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Nine Months ended September 30,
(dollars in thousands)

	2002 Compared to 2001

	Volume	Rate	Net

Interest income
Loans (including fees) [2]	$575	$(664)	$(89)
Investment securities [3]	132	(201)	(69)
Interest bearing deposits with banks	(156)	(233)	(389)
Federal funds sold	3		3
Federal Home Loan Bank Stock dividend	1	(2)	(1)

Total Interest-earning assets	555	(1,100)	(545)
Interest-bearing liabilities
Total deposits	108	(1,433)	(1,325)
Other borrowed funds	1	(8)	(7)

Total Interest-bearing liabilities	109	(1,441)	(1,332)

Net interest income	$446	$341	$787

[1]	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

[2]	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

[3]	Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%.

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $76,000 for loan losses for the three months ended September 30, 2002 compared to $0 during the same three-month period last year. The Company provided $167,000 for loan losses for the nine months ended September 30, 2002 compared to $62,000 during the same nine-month period last year. The provision was made as a result of increasing loans.

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

Noninterest income was $202,000 for the three months ended September 30, 2002, a 19.8 percent decrease from $252,000 for the three months ended September 30, 2001. Noninterest income was $661,000 for the nine months ended September 30, 2002, a slight decrease from $664,000 for the nine months ended September 30, 2001. The decrease in noninterest income for the three month period ended September 30, 2002 was the result of lower other operating income and lower security gains partially offset by higher service charges on deposit accounts and increase loan origination fees on mortgage loans brokered. A $34,000 loss resulting from the write down of various fixed assets discarded during the Company’s main office remodel was included in other operating expenses. The decrease in noninterest income for the nine-month period ended September 30, 2002 was the result of a decrease in other operating income discussed above partially offset by higher service charges on deposit accounts.

Noninterest expense was $1,430,000 for the three months ended September 30, 2002, an 8.3 percent increase from $1,321,000 for the three months ended September 30, 2001. Noninterest expense was $4,150,000 for the nine months ended September 30, 2002, a 3.5 percent increase from $4,009,000 for the nine months ended September 30, 2001. The increase in noninterest expense for the three month and nine month periods ended September 30, 2002 was the result of increased salaries and employee benefits and other operating expenses partially offset by lower occupancy and equipment expenses. Salary and employee benefits increased as a result of the opening of the new Kent facility and the operation of Puget Sound Mortgage Brokers. Occupancy and equipment expense decreased as a result of lower depreciation expense. Occupancy and equipment expense is expected to increase when the Company completes its main office remodel during the fourth quarter of 2002. The percentage of noninterest expense to average assets was 3.42 percent for the nine months ended September 30, 2002, compared to 3.47 percent during the same period last year.

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 63.1 percent for the three months ended September 30, 2002 compared to 63.9 percent for the three months ended September 30, 2001. The Company’s efficiency ratio was 62.6 percent for the nine months ended September 30, 2002 compared to 68.4 percent for the nine months ended September 30, 2001. The decrease in the ratio was primarily due to a significant improvement in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months September 30, 2002, was $257,000 compared to $220,000 for the three month ended September 30, 2001. The provision for the nine months September 30, 2002, was $747,000 compared to $521,000 for the nine months ended September 30, 2001. The provision represents an effective tax rate of approximately 32 percent during 2002 and 29 percent during 2001. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities. Last years’ effective rate was lower than the current year rate primarily as a result of a higher than anticipated year 2000 tax refund.

Financial Condition

The Company’s total consolidated assets were $171.0 million as of September 30, 2002, compared to $157.2 million as of December 31, 2001. The 8.8 percent increase in assets was primarily in investment securities, federal funds sold, and loans, funded by increasing deposits and a decrease in interest bearing deposits with banks. Stockholders’ equity increased as a result of earnings during the nine-month period ended September 30, 2002 and an increase in other comprehensive income, partially offset by dividends paid.

Investment Portfolio

The major classifications of investments at September 30, 2002 and December 31, 2001, are summarized in Note 3 — Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At September 30, 2002, the Company had $33.2 million of securities available-for-sale, compared to $31.4 million as of December 31, 2001. Although investment securities increased by $1.8 million during 2002, the Company purchased approximately $12.8 million in securities this year. They were funded primarily with $11.3 million of securities either maturing or sold during 2002 along with a decrease in interest bearing deposits with banks. The result was a change in the mix of the investment portfolio favoring mortgage-backed securities and securities issued by state and political subdivisions rather than the U.S. Government, corporations, and agencies.

At September 30, 2002, all of the Company’s securities were classified as available-for-sale. Management believes that that holding securities as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at September 30, 2002 and December 31, 2001, are summarized in Note 4 — Loans in the Notes to Condensed Consolidated Financial Statements.

In addition to the major classifications of loans summarized in Note 4, the Company has additional loan concentrations exceeding 10 percent of total loans at September 30, 2002. They include loans to medical doctors and dentists in the amount of approximately $20.4 million.

Loans were $111.7 million as of September 30, 2002, compared to $100.8 million as of December 31, 2001. The increase was primarily in real estate construction, real estate mortgage, and commercial loans partially offset by a decrease in commercial real estate loans. The percentage of loans to total assets was 65.3 percent and 64.1 percent at September 30, 2002 and December 31, 2001, respectively. It continues to be management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
 Non-performing Assets

	September 30,	December 31,
	2002	2001

Non-performing assets:
Nonaccrual loans	$18	$129
Loans 90 days or more past due
Restructured loans		909

	18	1,038
Other real estate owned

Total non-performing assets	$18	$1,038

As of September 30, 2002, the Company had $18,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had $1,038,000 in nonperforming assets as of December 31, 2001. The $909,000 restructured loan, at December 31, 2001, was repaid during the first three months of 2002.

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

During the three-month and nine-month period ended September 30, 2002 there was one commercial loan on nonaccrual status. The gross income that would have been recorded for the nine-month period ended September 30, 2002 if the nonaccrual loan had been current and in accordance with its original term approximates $3,000. Interest recognized on the loan for the year was insignificant. The Company does not anticipate any loss with respect to this credit.

During the three-month and nine-month period ended September 30, 2001 there was one commercial loan on nonaccrual status. The gross income that would have been recorded for the three and nine month period ended September 30, 2001 if the nonaccrual loan had been current and in accordance with its original term approximates $5,000 and $10,000, respectively. Interest recognized on the loan for the year was insignificant.

Potential Problem Loans

At September 30, 2002 and December 31, 2001, the Company had two potential problem commercial real estate loans totaling approximately $2,378,000. The Company believes that the loans are secured by sufficient collateral to repay the loans, although there can be no assurances given with respect to potential losses in these credits. These loans are in addition to those categorized as non-performing listed above. Although these loans are currently classified as performing, management has information regarding credit weakness inherent in the loans, which may result in the borrowers’ inability to comply with present loan repayment terms.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Analysis of the Allowance		Analysis of the Allowance
	for Loan Losses		for Loan Losses
	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Average Allowance for Loan Losses	$1,278	$1,164	$1,216	$1,168
Average Loans Outstanding	$110,616	$97,747	$105,546	$96,030
Ratio of net charge-offs during the period to average loans outstanding	0.01%	0.00%	0.01%	0.00%
Ratio of average allowance for loan losses to average loans outstanding	1.16%	1.19%	1.15%	1.22%

There were $5,000 in loan charge-offs during the three and nine months ended September 30, 2002 and 2001. The charge-off was in the Company’s consumer loan portfolio. The ratio of the average allowance for loan losses to average loans outstanding totaled 1.16 percent and 1.15 percent for the three and nine months ended September 30, 2002 compared to 1.19 percent and 1.22 percent during the same periods last year, respectively. The decrease results from the loan portfolio increasing faster than the allowance for loan losses during both the three and nine month periods. At September 30, 2002, the allowance for loan losses as a percent of loans totaled 1.18 percent compared to 1.15 percent at December 31, 2001.

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

The Company uses the historical loss experience method in conjunction with the specific identification method for calculation of the amount of allowance for loan losses. A nine-year average historical loan loss rate is calculated. This experience loss rate is applied to graded loans that are not adversely classified for a subtotal of needed allowance.

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

Deposits increased to $146.3 million as of September 30, 2002, compared to $134.7 million as of December 31, 2001. The increase occurred in all categories of deposits during the nine-month period.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Deposits
(dollars in thousands)

	Period ended,

	September 30, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

Noninterest bearing demand deposits	$29,391	20.1%	$24,770	18.4%
Interest bearing demand deposits	20,694	14.1%	18,997	14.1%
Money market deposits	37,141	25.4%	36,424	27.0%
Savings deposits	14,004	9.6%	11,987	8.9%
Time certificates < $100,000	25,998	17.8%	24,097	17.9%
Time certificates > $100,000	19,041	13.0%	18,425	13.7%

	$146,269	100.0%	$134,700	100.0%

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2002 contributed $2.5 million to liquidity compared to $1.9 million for the nine months ended September 30, 2001. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $11.6 million for the nine months ended September 30, 2002 compared to $14.7 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, non-interest bearing deposits, savings deposits, and certificates of deposit provided the majority of the deposit growth. Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $11.3 million for the nine months September 30, 2002 compared to $15.7 million for the nine months ended September 30, 2001.

At September 30, 2002, the Company held cash and due from banks, interest bearing deposits with banks, and federal funds sold of approximately $19.5 million. In addition, at such date $33.2 million of the Company’s investments were classified as available for sale.

The Banks have capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Banks must maintain unencumbered collateral with a value at least equal to the outstanding balance. In addition to the FHLB credit line, the Banks have committed line of credit agreements totaling approximately $7.5 million from unaffiliated banks. At September 30, 2002, the Banks had no advances outstanding to the FHLB or from unaffiliated banks.

The Bank’s have commitments to extend credit, which may have a impact on the Company’s liquidity position. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. The Company experience suggests customers draw on approximately 75 percent of loan commitments. Commitments to extend credit at September 30, 2002 and December 31, 2001 were $18.5 and $13.5 million, respectively.

Other commitments include agreements between Puyallup Valley Bank and several contractors for the remodel of its main office facility in Puyallup. It is anticipated the remodel project will be completed during the fourth quarter of 2002 and at a cost of approximately $555,000.

The Company’s total stockholders’ equity increased to $22.4 million at September 30, 2002 from $21.2 million at December 31, 2001. The increase was the result of higher unrealized gains recorded on securities available for sale, net of income tax and by net income earned during the nine months ended September 30, 2002, partially offset by a $.60 dividend per share paid to stockholders of record on December 31, 2001. At September 30, 2002, stockholders’ equity was 13.1 percent of total assets, compared to 13.5 percent at December 31, 2001.

The market value of available for sale securities was greater than book value at both September 30, 2002 and December 31, 2001, primarily as a result of low market interest rates, which resulted in unrealized gains in the investment portfolio. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. At September 30, 2002, the Company performed a simulation analysis of changes in the market value of the investment portfolio given a 300 basis point increase in interest rates. The analysis indicated a decrease in market value of approximately $905,000 net of federal income tax. Although stockholder’s equity would be reduced by approximately 4 percent, the Company would still be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Banks’ are qualified as “well-capitalized” at September 30, 2002. Management believes that under the current regulations the Banks will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Banks such as a downturn in the economy where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Banks as of September 30, 2002, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
	Actual			Adequacy Purposes			Action Provisions

As September 30, 2002	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital (to Risk-Weighted Assets)
Consolidated	$22,938	18.3%	>	$10,037	8.0%	>	$12,546	10.0%
Puyallup Valley Bank	$15,571	14.5%	>	$8,614	8.0%	>	$10,768	10.0%
Valley Bank	$4,107	25.9%	>	$1,267	8.0%	>	$1,584	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	$21,618	17.2%	>	$5,018	4.0%	>	$7,527	6.0%
Puyallup Valley Bank	$14,449	13.4%	>	$4,307	4.0%	>	$6,461	6.0%
Valley Bank	$3,909	24.7%	>	$633	4.0%	>	$950	6.0%
Tier I Capital (to Average Assets)
Consolidated	$21,618	12.8%	>	$6,731	4.0%	>	$8,413	5.0%
Puyallup Valley Bank	$14,449	9.7%	>	$5,958	4.0%	>	$7,448	5.0%
Valley Bank	$3,909	22.6%	>	$693	4.0%	>	$867	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2002, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2001. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5. OTHER INFORMATION

During November 2002, the Board of Directors of both Puyallup Valley Bank and Valley Bank entered into an agreement to merge the two banks. It is anticipated the merger will occur during the first quarter of 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation of Valley Community Bancshares, Inc. *

3.2	Restated Bylaws of Valley Community Bancshares, Inc. ^

10.	Material contracts of Valley Community Bancshares, Inc.

10.1	Severance agreement for Mr. Brown *

10.2	Severance agreement for Mr. Thompson *

10.3	Severance agreement for Mr. Riordan *

10.4	Severance agreement for Mr. Pickett *

10.5	Deferred Compensation Agreement for Mr. Brown *

10.6	Deferred Compensation Agreement for Mr. Thompson #

10.7	1998 Stock Option Plan *

10.8	401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *

99.	Additional Exhibits

99.1	Certification Of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits set forth on Registrant’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

#	Incorporated by reference to the Exhibits set forth on Registrant’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

^	Incorporated by reference to the Exhibits set forth on Registrant’s June 2002 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002.

(b)	Reports on Form 8-K

Valley Community Bancshares, Inc. filed no report on Form 8-K during the three months ending September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC. (Registrant)

Date: November 1, 2002	By	/s/	David H. Brown

David H. Brown President and Chief Executive Officer

Date: November 1, 2002	By	/s/	Joseph E. Riordan

Joseph E. Riordan Executive Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David H. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Valley Community Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

By	/s/	David H. Brown

David H. Brown President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph E. Riordan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Valley Community Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

By	/s/	Joseph E. Riordan

Joseph E. Riordan Executive Vice President and Chief Financial Officer