Form 10-K
period 2002-12-31
VALLEY COMMUNITY BANCSHARES INC
filed 2003-03-21
CIK 1107419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

There is no active trading market for the Registrant’s voting securities. The Registrant’s voting common stock is not listed on any exchange or quoted on Nasdaq. The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 14, 2003, was $23,102,550 (based on the last sale at $25 per share on February 14, 2003).

Number of shares of common stock outstanding as of February 14, 2003:                1,171,546

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II of this Report, to the extent not set forth herein, is incorporated herein by reference from registrant’s 2002 Annual Report distributed to shareholders, and attached as an exhibit under Item 15.

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Puyallup Valley Bank

Puyallup Valley Bank is a Washington State charted commercial bank that provides full-service banking to businesses and residents within the Puyallup community and its surrounding area. Puyallup Valley Bank places particular emphasis on serving the small to medium-sized business segment of the market by making available a line of banking products tailored to their needs, with those services delivered by experienced professionals concerned with building long-term relationships. Puyallup Valley Bank conducts business out of six full-service offices, one drive-up facility and a mortgage loan production office.

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

On May 16, 2002, Puyallup Valley Bank purchased various tangible and intangible assets of Puget Sound Mortgage Brokers, Inc., a Washington Corporation located in Puyallup Washington. The purchase was made to further enhance the Bank’s mortgage banking operations. The mortgage operation is being operated as a division of the Bank using the name Puget Sound Mortgage Brokers and operates in a leased facility.

Valley Bank

Valley Bank is a Washington State chartered, FDIC insured commercial bank that commenced operations on January 11, 1999. Valley Bank was formally incorporated December 3, 1998, under the laws of the State of Washington after having received approval to organize from the Division and the FDIC. Valley Bank was founded by a group of business and professional individuals in the King County area as a commercial bank subsidiary of the Company to serve the needs of the community in and around the city of Auburn and Kent. Valley Bank engages in a general commercial banking business in the Auburn and Kent communities of King County and offers commercial banking services to small and medium-size businesses, professionals, and retail customers in the Bank’s market area. Valley Bank conducts business out of two full-service offices.

Valley Bank is a solely owned subsidiary of the Company with initial capital of $4,025,000, the minimum amount required to capitalize a bank in the Auburn community under federal and state law.

On January 17, 2003, in an effort to consolidate operations, the Company’s two bank subsidiaries, Puyallup Valley Bank and Valley Bank, merged operations pursuant to an Agreement and Plan of Merger (the “Agreement”) dated November 4, 2002. Under the terms of the Agreement, all the outstanding shares of Valley Bank issued and outstanding were cancelled on the effective date of the merger. All shares of Puyallup Valley Bank issued and outstanding immediately before the effective date of the merger will continue as issued and outstanding shares of the resulting institution. The name of the resulting institution is Valley Bank.

Market Area

The Company’s principal market area is located in South King County and Eastern Pierce County regions of Washington State. King County and Pierce County are the two most populous counties in Washington State, with over 2,000,000 residents. The economy of the region is dependent upon aerospace, high technology, foreign trade, and natural resources, including agriculture and timber. The region has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. The regional economy generally has experienced strong growth and stability in recent years. However, during the fourth quarter of 2001 and throughout 2002 the regional economy has slowed significantly especially in the aerospace and high technology sectors.

Eastern Pierce County, where Puyallup Valley Bank has seven locations, is located approximately 30 miles southeast of Seattle and 5 miles northeast of Tacoma, the region’s two largest cities. The area includes several residential and agricultural communities including Puyallup, South Hill, Sumner, Edgewood, Graham, Orting, and Summit/Fredrickson, and has a population in excess of 150,000 residents. This area is characterized as the Company’s principal market area.

Valley Community Bancshares, Inc.

South King County, where Valley Bank has locations in Auburn and Kent, is centrally located between Seattle and Tacoma and has a population of over 225,000 residents. The community is supported by light industry, aerospace, and forest products industries. The Company considers the Auburn and Kent Valley a natural area of expansion because of its close proximity to Eastern Pierce County.

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

The Banks offer loans to their diverse markets and communities. The market consists of south King County and east Pierce County in general and the areas in and around Puyallup, Auburn and Kent in particular. Loans are provided to creditworthy borrowers regardless of their race, color, national origin, religion, sex, age, marital status, sexual orientation, disability, receipt of public assistance, or any basis prohibited by law. The Banks intend to fulfill this commitment while maintaining prudent credit practices. In the course of fulfilling their obligation to meet the credit needs of the communities which they serve, the Banks give consideration to each credit application regardless of the fact that the applicant may reside in a low to moderate income neighborhood, and without regard to the geographic location of the residence, property, or business within their market areas.

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

The Banks offer traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machines, and offers debit cards to checking account customers. In addition, the Banks, through Puget Sound Mortgage Brokers, offer single-family residential loans from mortgage brokers. The Banks also provide other non-bank products such as mutual funds, annuities, and insurance.

Employees

At December 31, 2002, the Banks had 53 full-time and 23 part-time employees. The Company does not have any employees. Management considers its relations with employees to be satisfactory.

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

Valley Community Bancshares, Inc.

vehicles offered by institutions such as brokerage firms, credit card companies, and retailers (e.g., Sears, Roebuck & Co.). In periods of high interest rates, such money market funds have provided substantial competition to banks for deposits, and it is anticipated that they may continue to do so in the future.

In order to compete with the other financial institutions in their primary trade areas, the Banks use, to the fullest extent possible, the flexibility, which is accorded by independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Banks’ officers, directors and employees. The Banks also provide special services and programs for individuals in their primary trade areas who are employed in the business and professional fields.

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The section “Average Balances and an Analysis of Average Rates Earned and Paid” and “Analysis of Changes in Interest Income and Expense” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section of the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Investment Portfolio

The section “Investment Portfolio” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section and the section “Note 2 – Investment Securities” contained in Notes to the Consolidated Financial Statements in the 2002 Annual Report, which are both listed as an exhibit under Item 15, is incorporated herein by reference.

Loan Portfolio

The sections “Types of Loans” and “Maturities and Sensitivities of Loans to Changes in Interest Rates” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation and the section “Note 3 – Loans” contained in Notes to the Consolidated Financial Statements in the 2002 Annual Report, which are both listed as an exhibit under Item 15, is incorporated herein by reference.

Risk Elements

The section “Non-Performing Assets”, Potential Problem Loans”, and “Loan Concentrations” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section of the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

The Company had no foreign loans outstanding during the years ended December 31, 2002, 2001, and 2000.

Summary of Loan Loss Experience

The sections “Summary of Loan Loss Experience ”, “Breakdown of Allowance for Loans by Category”, and “Analysis of the Allowance for Loan Losses” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section and the section “Note 4 – Allowance for Loan Losses” contained in Notes to the Consolidated Financial Statements in the 2002 Annual Report, which are both listed as an exhibit under Item 15, is incorporated herein by reference.

Return on Equity and Assets

The section “Performance Ratios” contained in Management Discussion and Analysis of Financial Condition and Results of Operation in the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Deposits

The section “Deposits” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section and the section “Note 6 – Deposits” contained in Notes to the Consolidated Financial Statements in the 2002 Annual Report, which are both listed as an exhibit under Item 15, is incorporated herein by reference.

Short-Term Borrowings

The section “Note 7-Other Borrowed Funds” and “Note 8-Credit Arrangements ” contained in Notes to the Consolidated Financial Statements in the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

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

Valley Community Bancshares, Inc.

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

Tie-in Limitations. The Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither the Company nor the Banks may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 1997, the Federal Reserve has adopted significant amendments to its anti-tying rules that: (1) remove Federal Reserve – imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions.

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

Valley Community Bancshares, Inc.

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

Valley Community Bancshares, Inc.

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

Disclosure Controls and Procedures

The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as Valley Community Bancshares, Inc. now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things. Valley Community Bancshares, Inc. is monitoring the status of other related ongoing rulemaking by the SEC and other regulatory entities. Currently, management believes that Valley Community Bancshares, Inc. is in compliance with the rulemaking promulgated to date.

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

Item 2. Properties

The section “Note 5 – Premises and Equipment” contained in Notes to the Consolidated Financial Statements in the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 3. Legal Proceedings

The section “Note 11 – Commitments and Contingent Liabilities (c) Legal Proceedings” contained in Notes to the Consolidated Financial Statements in the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None

Valley Community Bancshares, Inc.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The section “Market Price of and Dividends on Common Equity and Related Stockholder Matters” in the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 6. Selected Financial Data

The section “Selected Financial Data” in the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

The section “Quantitative and Qualitative Disclosure about Market Risk” contained in Management Discussion and Analysis of Financial Condition and Results of Operation in the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements contained in the 2002 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Valley Community Bancshares, Inc.

Part III

Item 10. Directors and Executive Officers of the Registrant

For information about Valley Community Bancshares directors and executive officers, see the discussion under “Election of Directors” and “Compliance With Section 16(a) of the Exchange Act,” in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders to be held on April 24, 2003, filed with the Securities and Exchange Commission (the “Proxy Statement”), incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers of the Company.

Has Served as Executive officer
Name	Age	Position with the Company	of the Company Since

David H. Brown Joseph E. Riordan Roy W. Thompson Richard D. Pickett	57 49 60 53	Director, President and CEO Executive Vice President and CFO Executive Vice President and Credit Administrator President, Valley Bank – Auburn	1989 1997 1989 1999

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

RICHARD D. PICKETT is President of Valley Bank – Auburn. Prior to joining Valley Bank, Mr. Pickett was an officer with Seafirst Bank for over twenty-five years, beginning as a Management Trainee and concluding his tenure at Seafirst as Commercial Banking Team Leader. Mr. Pickett is a graduate of Pacific Coast Banking School, the University of Southern California Executive Leadership School, and holds a BA from Washington State University.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2002.

	Number of Shares to	Weighted Average	Number of shares
	be Issued Upon Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance

Equity compensation plans approved by stockholders (a)	50,245	$27.08	64,500
Equity Compensation plans not approved by stockholders	-0-	-0-	-0-
Total	50,245	$27.08	64,500

(a)	Consists of two Company Plans: 1986 Stock Option Plan, as amended in 1996, and the 1998 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

The information contained under the section captioned “Interest of Management in Certain Transactions” in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders is incorporated herein by reference.

Valley Community Bancshares, Inc.

Item 14. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this annual report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls: In the fourth quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

(A)	(1)	Consolidated Financial Statements

		(i)	Independent Auditor’s Report

		(ii)	Consolidated Balance Sheet as of December 31, 2002, and 2001

		(iii)	Consolidated Statement of Income for Years Ended December 31, 2002, 2001, and 2000

		(iv)	Consolidated Statement of Changes in Stockholders’ Equity for Years Ended December 31, 2002, 2001, and 2000

		(v)	Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

		(vi)	Notes to Consolidated Financial Statements

(2)	All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 13 herein.

(B)	Reports on Form 8-K:

The Company filed a Report on Form 8-K on November 21, 2002 reporting on Item 5 that on November 21, 2002, the Board of Directors of the Company adopted a plan to repurchase up to $1,000,000 worth of its common shares.

(C)	3.1	Articles of Incorporation of the Company *

	3.2	Bylaws of the Company ^

	10.1	Severance agreement for Mr. Brown *

	10.2	Severance agreement for Mr. Thompson *

	10.3	Severance agreement for Mr. Riordan *

	10.4	Severance agreement for Mr. Pickett *

	10.5	Deferred Compensation Agreement for Mr. Brown *

	10.6	Deferred Compensation Agreement for Mr. Thompson #

	10.7	1998 Stock Option Plan *

	10.8	401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *

	13	2002 Annual Report to Shareholders

	21	Subsidiaries of the Company *

	24	Power of Attorney is set forth on the signature page of this Registration Statement

	99.	Additional Exhibits

99.1 Certification Of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Valley Community Bancshares, Inc.

*	Incorporated by reference to the Exhibits set forth on Registrant’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

#	Incorporated by reference to the Exhibits set forth on Registrant’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

^	Incorporated by reference to the Exhibits set forth on Registrant’s June 2002 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002.

Valley Community Bancshares, Inc.

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March 2003.

VALLEY COMMUNITY BANCSHARES, INC.
(Registrant)

By:	/s/ DAVID H. BROWN

David H. Brown President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities indicated, on the 7th day of March 2003.

Principal Executive Officer
By:	/s/ DAVID H. BROWN

David H. Brown President and Chief Executive Officer

Principal Financial Officer

By:	/s/ JOSEPH E. RIORDAN

Joseph E. Riordan Executive Vice President and Chief Financial Officer

David H. Brown, pursuant to a power of attorney, which is being filed with this Form 10-K, has signed this report on March 7, 2003 as attorney in fact for the following directors who constitute a majority of the Board.

Thomas R. Absher
Ronald E. Claudon
Warren D. Hunt
A. Eugene Hammermaster
William E. Fitchitt
David K. Hamry
Roger L. Knutson
Thomas M. Pasquier

/s/ DAVID H. BROWN

David H. Brown Attorney-in-fact March 7, 2003

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

/s/ Roger L. Knutson Roger L. Knutson	Chairman	February 19, 2003

/s/ David H. Brown David H. Brown	Director/President/CEO	February 19, 2003

/s/ Thomas R. Absher Thomas R. Absher	Director	February 19, 2003

/s/ A. Eugene Hammermaster A. Eugene Hammermaster	Director	February 19, 2003

/s/ William E. Fitchett William E. Fitchett	Director	February 19, 2003

/s/ David K. Hamry David K. Hamry	Director	February 19, 2003

//s/ Ronald E. Claudon Ronald E. Claudon	Director	February 19, 2003

/s/ Warren D. Hunt Warren D. Hunt	Director	February 19, 2003

/s/ Thomas M. Pasquier Thomas M. Pasquier	Director	February 19, 2003

Valley Community Bancshares, Inc.

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David H. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of Valley Community Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

a)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

By /s/ David H. Brown
David H. Brown President and Chief Executive Officer

Valley Community Bancshares, Inc.

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph E. Riordan, certify that:

1.	I have reviewed this annual report on Form 10-K of Valley Community Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

By /s/ Joseph E. Riordan
Joseph E. Riordan Executive Vice President and Chief Financial Officer