Form 10-Q
period 2003-03-31
VALLEY COMMUNITY BANCSHARES INC
filed 2003-05-08
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter ended March 31, 2003

( )	Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934
For Transition Period from to

Commission File Number 000-30447

VALLEY COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1913479 (I.R.S.Employer Identification No.)

1307 East Main, Puyallup, Washington (Address of principal executive offices)	98372 (Zip Code)

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

Yes [  ] No [X]

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at May 2, 2003 was 1,171,546.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
INDEX TO QUARTERLY REPORT ON FORM 10-Q

i

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	March 31,	December 31,

	2003	2002

ASSETS
Cash and due from banks	$6,563	$4,847
Interest-bearing deposits with banks	13,654	22,191
Federal funds sold	1,866	1,734
Securities available-for-sale	34,818	31,069
Federal Home Loan Bank stock	398	398

	57,299	60,239
Loans	108,566	105,354
Less allowance for loan losses	1,388	1,388

Loans, net	107,178	103,966
Accrued interest receivable	707	727
Premises and equipment, net	6,024	6,096
Real estate held for investment	224	224
Other assets	407	459

Total assets	$171,839	$171,711

LIABILITIES
Deposits
Noninterest-bearing	$29,903	$29,119
Interest-bearing	118,291	118,317

Total deposits	148,194	147,436
Other borrowed funds	431	750
Accrued interest payable	303	295
Other liabilities	744	775

Total liabilities	149,672	149,256

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share; 5,000,000 shares authorized; 1,171,546 and 1,115,994 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1,172	1,116
Additional paid-in capital	16,860	15,527
Retained earnings	3,600	5,219
Accumulated other comprehensive income, net of tax	535	593

Total stockholders’ equity	22,167	22,455

Total liabilities and stockholders’ equity	$171,839	$171,711

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended
	March 31,

	2003	2002

INTEREST INCOME
Interest and fees on loans	$1,904	$1,940
Interest on federal funds sold and deposits in banks	92	90
Interest on securities	293	386

Total interest income	2,289	2,416

INTEREST EXPENSE
Interest on deposits	377	501
Interest on federal funds and other short-term borrowings	2	2

Total interest expense	379	503

Net interest income	1,910	1,913
PROVISION FOR LOAN LOSSES		31

Net interest income after provision for loan losses	1,910	1,882

NONINTEREST INCOME
Service charges	115	101
Gain on sale of investment securities, net	15	44
Origination fees on mortgage loans brokered	124	33
Other operating income	85	66

Total noninterest income	339	244

NONINTEREST EXPENSE
Salaries	681	539
Employee benefits	176	160
Occupancy	139	119
Equipment	111	119
Other operating expenses	497	388

Total noninterest expense	1,604	1,325

INCOME BEFORE INCOME TAX	645	801
PROVISION FOR INCOME TAX	200	251

NET INCOME	$445	$550

EARNINGS PER SHARE
Basic	$0.38	$0.46
Diluted	$0.38	$0.46
Weighted average shares outstanding	1,171,546	1,183,087
Weighted average diluted shares outstanding	1,176,251	1,194,410

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$445	$550
Adjustments to reconcile net income to net cash from operating activities:
Provisions for loan losses		31
Depreciation	114	94
Deferred income tax	4	6
Net amortization on securities	77	34
FHLB stock dividends	(7)	(7)
Gain on sale of securities available-for-sale	(15)	(44)
Loss on sale of premises and equipment		7
Amortization of intangible assets	12
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	20	(55)
Increase (decrease) in accrued interest payable	8	(12)
(Increase) decrease in other assets	23	(41)
Increase (decrease) in other liabilities	(5)	63

Net cash from operating activities	676	626

Net increase in federal funds sold	(132)
Net decrease in interest-bearing deposits with banks	8,537	5,055
Purchase of securities available-for-sale	(12,182)	(7,168)
Proceeds from sales of securities available-for-sale	2,672	2,044
Proceeds from maturities of securities available-for-sale	5,611	1,959
Federal Home Loan Bank stock redeemed	7
Net increase in loans	(3,212)	(2,281)
Additions to premises and equipment	(25)	(68)

Net cash from investing activities	1,276	(459)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	758	1,056
Net increase (decrease) in other borrowed funds	(319)	183
Cash dividends paid	(675)	(676)

Net cash from financing activities	(236)	563

NET INCREASE IN CASH AND DUE
FROM BANKS	1,716	730
CASH AND DUE FROM BANKS, beginning of year	4,847	4,584

CASH AND DUE FROM BANKS, at end of period	$6,563	$5,314

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for Interest	$371	$544
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Unrealized gains (losses) on securities available-for-sale	$(88)	$(167)
Deferred tax on unrealized (gains) losses on securities available-for-sale	$30	$57

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Valley Community Bancshares, Inc. (the “Company”) prepared the condensed consolidated financial statements of the Company for the three-month period ended March 31, 2003 and March 31, 2002 without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three-months ended March 31, 2003, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2003.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan loss a critical accounting policy subject to estimate.

Stock Option Plan

The Company accounts for the stock option plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations using the intrinsic value method. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition method as provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

VALLEY COMMUNITY BANCSHARES, INC.
Stock Option Plan

	Three Months Ended
	March 31,

In thousands, except for per-share amounts	2003	2002

Pro forma disclosures:
Net income as reported	$445	$550
Additional compensation for fair value of stock options	2	3

Pro forma net income	$443	$547

Earnings per share:
Basic
As reported	$0.38	$0.46
Pro forma	$0.38	$0.46
Diluted
As reported	$0.38	$0.46
Pro forma	$0.38	$0.46

Note 2 - Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months ended March 31, 2003 and 2002 (dollars in thousands, except per share amounts):

VALLEY COMMUNITY BANCSHARES, INC.
Earning Per Share

	Three Months Ended
	March 31,

	2003	2002

NUMERATOR:
Net income	$445	$550
DENOMINATOR:
Denominator for basic earnings per share:
Weighted average shares	1,171,546	1,183,087
Effect of diluted securities - stock options	4,705	11,323
Denominator for diluted earnings per share:
Weighted average shares and assumed
conversion of diluted stock options	1,176,251	1,194,410
Basic earnings per share	$0.38	$0.46
Diluted earnings per share	$0.38	$0.46

Note 3 – Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to $387,000 and $440,000, respectively, for the three months ended March 31, 2003 and 2002, respectively.

Note 4 - Investment Securities

Investment securities have been classified according to management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

March 31,2003

Securities Available-For Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government
corporations and agencies	$14,069	$203	$	$14,272
State and political subdivisions	5,929	345	2	6,272
Mortgage-backed securities	14,008	274	8	14,274

	$34,006	$822	$10	$34,818

December 31, 2002

Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government
corporations and agencies	$10,662	$226	$	$10,888
State and political subdivisions	5,404	323		5,727
Mortgage-backed securities	14,104	350		14,454

	$30,170	$899	$	$31,069

Note 5 - Loans

The major classifications of loans at March 31, 2003 and December 31, 2002 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio
(dollars in thousands)

	March 31,		December 31,

	2003		2002

	Amount	Percent	Amount	Percent

Real Estate
Construction	$11,430	10.5%	$9,276	8.8%
Mortgage	13,077	12.0%	15,080	14.3%
Commercial	58,207	53.5%	55,266	52.3%
Commercial	23,546	21.7%	23,502	22.3%
Consumer and other	2,428	2.2%	2,339	2.2%
Lease financing	78	0.1%	83	0.1%

Total loans	108,766	100.0%	105,546	100.0%

Deferred loan fees	(200)		(192)

Net loans	$108,566		$105,354

Note 6 – Allowance for Loan Losses

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

The allowance for loan losses at March 31, 2003 and December 31, 2002, totaled $1,388,000, respectively. Management believes that the allowance for loan losses at March 31, 2003 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Three months March 31,

	2003	2002

Balance at beginning of period	$1,388	$1,156
Charge-offs
Recoveries:		1

Net recoveries		1
Additions charged to operations		31

Balance at end of period	$1,388	$1,188

Note 7 – Business Segment Information

Beginning January 1999 and through December 2002, the Company owned two community-banking institutions, Puyallup Valley Bank and Valley Bank. These banks were managed at the subsidiary bank level. Each subsidiary bank had a board of directors and an executive management team responsible for the operation and performance of the respective subsidiary bank.

On January 17, 2003, the Company merged the subsidiary banks into one community bank named Valley Bank. In addition, the company consolidated its board of directors and executive management team into a new organizational structure, while converting separated banking systems into a single operation. As a result of these system and organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three month period ended March 31, 2003.

Note 8 – Impact of New Accounting Issues

During the first quarter of 2003 the Financial Accounting Standard Board (“FASB”) issued the following new accounting pronouncements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. Implementation of the Interpretation did not result in a material impact on the Company’s financial position or results of operations.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return. The provisions of interpretation No. 46 are required to be applied immediately to VIEs created after January 31, 2003. The Company does not have any VIE and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operations.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Valley Community Bancshares, Inc.

Valley Community Bancshares, Inc. (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized and incorporated under the laws of the State of Washington as a holding company for its principal banking subsidiary, Valley Bank a state chartered, Federal Deposit Insurance Corporation (the “FDIC”) insured commercial bank, through a reorganization completed on July 1, 1998. Valley Bank is referred to as the “Bank” in this Form 10-Q.

The Company’s main office is located in Puyallup, Washington, which also serves as the main office of Valley Bank. The Bank provides a full range of commercial banking services to small and medium-sized businesses, professionals and other individuals through banking offices located in Puyallup, Auburn, and Kent, Washington, and their environs.

The principal source of the Company’s revenue are (i) interest and fees on loans; (ii) deposit service charges; (iii) merchant credit card processing fees; (iv) interest bearing deposits with Bank; (v) interest on investments (principally government securities) and (vi) origination fees on mortgage loans brokered. The Bank’s lending activity consists of short-to-medium-term commercial and consumer loans, including operating loans and lines of credit, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans or lines of credit, home improvement loans and rehabilitation loans. The Bank also offer cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts for various accounts.

Valley Bank

Valley Bank is a Washington state-chartered commercial bank, which commenced operations as Puyallup Valley Bank in October 1973. In January 1999 the Company opened Valley Bank, a state chartered FDIC insured commercial bank subsidiary located in Auburn, Washington. On January 17, 2003, in an effort to consolidate operations, Puyallup Valley Bank and Valley Bank merged and renamed the resulting institution Valley Bank.

The Bank provides full-service banking to businesses and residents within the Puyallup, Auburn and Kent communities and its surrounding areas. The Bank places particular emphasis on serving the small to medium-sized business segment of the market by making available a line of banking products tailored to their needs, with those services delivered by experienced professionals concerned with building long-term relationships. The Bank conducts business out of eight full-service offices and one drive-up facility.

On May 16, 2002, The Bank purchased various tangible and intangible assets of Puget Sound Mortgage Brokers, Inc., a Washington Corporation located in Puyallup Washington. The purchase price was not material to The Bank or to the consolidated financial condition and results of operations of the Company. The purchase was made to further enhance the Bank’s mortgage banking operations. The mortgage operation is operated as a division of the Bank using the name Puget Sound Mortgage Brokers and operates in a leased facility.

On September 5, 2002 the Bank opened a new banking facility in Kent Washington. The new office operates in a leased facility until a permanent facility can be located.

On March 19, 2003 The Bank’s Board of Directors approved the expansion into Gig Harbor, Washington. The new office opened in April 2003as a loan production office in a leased facility until a permanent banking facility can be located. The Bank hired Mr. Tom Leander, founder and President of the former Harbor Bank in Gig Harbor to initiate the expansion.

Valley Bank is a wholly owned subsidiary of the Company.

Results of Operations

The Company earned net income of $445,000 or $0.38 per diluted share for the three months ended March 31, 2003, compared to net income of $550,000 or $0.46 per diluted share, for the three months ended March 31, 2002, a decrease of 19 percent. The Company’s return on average assets was 1.04 percent for the three months ended March 31, 2003, compared to 1.42 percent for the three months ended March 31, 2002.

The decrease in net income for the three-month period ended March 31, 2003 was primarily the result of increased noninterest expense, partially offset by increased noninterest income, a lower provision for loan losses and reduced income tax. The increased staffing levels of the Bank’s new Kent facility and Puget Sound Mortgage Brokers significantly increased salaries and employee benefits and occupancy during the three-month period. A decrease in the Company’s net interest margin also negatively impacted earnings during the three-month period.

Management anticipates higher operating costs as a result of opening the new Kent and Gig Harbor offices. Profitability of the Company will continue to be negatively impacted until the new offices generate sufficient revenues to offset the added operating costs. It is anticipated the new offices will not breakeven until after 2003.

The Company’s net income is derived principally from the operating results of its banking subsidiary Valley Bank. Valley Bank is a well-established commercial bank and generates the majority of the Company’s operating income.

The following table shows the various performance ratios for the Company for the three months ended March 31, 2003 and 2002, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data 1
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,

	2003	2002

Financial Performance
Net Income	$445	$550
Average Assets	172,730	156,876
Average Stockholders’ Equity	22,112	21,107
Return on Assets (net income divided by average assets)	1.04%	1.42%
Return on Equity (net income divided by average equity)	8.16%	10.57%
Net Interest Margin (net interest income (tax adjusted) Divided by earning assets)	4.92%	5.46%
Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	71.32%	61.43%
Ratio of noninterest income to average assets	3.77%	3.43%

Net Interest Income

Net interest income it the most significant component contributing to net income. It is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities.

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a “tax equivalent” (TE) basis. Under this method, nontaxable income from loans and investments is adjusted to an amount, which would have been earned if such income were subject to federal income tax.

[1] The computation of the ratios is based on the recorded assets and liabilities after the effect of changes in market values of securities available for sale.

The discussion below presents an analysis based on tax equivalent amounts at a 34% tax rate.

VALLEY COMMUNITY BANCSHARES, INC.
Net Interest Income, adjusted to a Tax Equivalent Basis
(dollars in thousands),

	Three Months Ended March 31,

	2003	2002

Net interest income, as reported	$2,289	$2,416
Effect of tax exempt income	32	39

TE interest income	2,321	2,455
Interest expense	379	503

TE net interest income	$1,942	$1,952

Tax equivalent net interest income, divided by average earning assets is referred to as net interest margin. For the three months ended March 31, 2003 the Company’s net interest margin was 4.92 percent compared to 5.46 percent for the three months ended March 31, 2002.

TE interest income was $2,321,000 for the three months ended March 31, 2003 compared to $2,455,000 for the three months ended March 31, 2002. The three-month decrease was primarily the result of a significant decrease in the yield earned on earning assets. The yield on interest-earning assets decreased to 5.88 percent for the three months ended March 31, 2003 compared to 6.86 percent during the same period a year ago. The decrease in TE interest income was primarily the result of a lower yield realized on interest bearing deposits with Bank, investment securities, and loans. The yield decrease reflects an overall decline in market interest rates resulting from a soft economic environment.

Interest expense was $379,000 for the three months ended March 31, 2003 compared to $503,000 for the three months ended March 31, 2002. The cost of funds decreased to 1.28 percent for the three months ended March 31, 2003 compared to 1.88 percent during the same period a year ago. The decrease for the three-month period was due to a decrease in the Company’s cost of funds resulting from an overall decline in market interest rates.

Market interest rates continue to be at historical lows as a result of a slow national and regional economy and because of an aggressively accommodating Federal Reserve monetary policy. The decrease in market interest rates during 2002 had a positive impact on the Company’s net interest margin. Because of the Company’s liability sensitive position at that time, the Company experienced a greater reduction in deposit costs in comparison to the reduction in the earnings on loans and investments. During 2003, market interest remained relatively low resulting in a greater reduction in the earnings on loans and investments compared to the reduction in deposit costs.

In the event of an increase market interest rates, the Company’s TE net interest income and margin may decrease because the Company has a significant amount of interest bearing liabilities subject to repricing when compared to interest earning assets. This maybe somewhat offset because the rate paid on deposits with administered interest rates generally do not increase as rapidly as an account whose rates change with market interest rates. In the event of continued low market interest rates, the Company anticipates a further decrease in net interest margin as interest-earning assets reprice to the lower interest rate levels.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

		For the Three Months Ended March 31,
		2003			2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-earning assets
Loans (including fees)[1]	$106,906	$1,904	7.22%	$101,309	$1,940	7.77%
Investment securities 2 3	31,626	318	4.08%	31,063	418	5.46%
Interest bearing deposits with banks	19,549	87	1.80%	12,274	90	2.97%
Federal funds sold	1,678	5	1.21%
Federal Home Loan Bank Stock	393	7	7.22%	479	7	5.93%

Total Interest-earning assets	160,152	2,321	5.88%	145,125	2,455	6.86%
Total noninterest-earning assets	12,578			11,751

TOTAL ASSETS	$172,730			$156,876

Interest-bearing liabilities
Deposits	$119,163	377	1.28%	$108,223	501	1.88%
Other borrowed funds	484	2	1.68%	433	2	1.86%

Total Interest-bearing liabilities	119,647	379	1.28%	108,656	503	1.88%
Noninterest-bearing liabilities	30,971			27,113
Stockholders’ equity	22,112			21,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,730			$156,876

Net interest spread		$1,942	4.59%		$1,952	4.98%

Margin Analysis
TE interest income/ earning assets		$2,321	5.88%		$2,455	6.86%
Interest expense/earning assets		379	0.96%		503	1.41%

Net interest margin		$1,942	4.92%		$1,952	5.46%

[1] Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2] Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3] The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s change in TE net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended March 31, 2003 compared to the three months ended March 31, 2002:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis1 - For the Three Months ended March 31,
(dollars in thousands)

	2003 Compared to 2002

	Volume	Rate	Net

TE Interest income
Loans (including fees)[2]	$104	$(140)	$(36)
Investment securities [3]	7	(107)	(100)
Interest bearing deposits with banks	41	(44)	(3)
Federal funds sold	5		5
Federal Home Loan Bank Stock	(1)	1

Total Interest-earning assets	156	(290)	(134)
Interest-bearing liabilities
Total deposits	47	(171)	(124)

Other borrowed funds
Total Interest-bearing liabilities	47	(171)	(124)

TE net interest income	$109	$(119)	$(10)

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $0 for loan losses for the three months ended March 31, 2003 compared to $31,000 during the same three-month period last year. The 2002 provision was made as a result of increasing loans.

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

Noninterest income and expense

Net income is increased by noninterest income (primarily service charges, origination fees on mortgage loans brokered, and other operating income) and reduced by noninterest expenses (primarily salaries and employee benefits, occupancy, equipment, and other operating expenses).

Noninterest income was $339,000 for the three months ended March 31, 2003, a 39 percent increase from $244,000 for the three months ended March 31, 2002. The increase in noninterest income for the three month period ended March 31, 2003 was the result of higher service charges, increased loan origination fees on mortgage loans brokered, and other operating income partially offset by lower security gains.

Noninterest expense was $1,604,000 for the three months ended March 31, 2003, a 21 percent increase from $1,325,000 for the three months ended March 31, 2002. The increase in noninterest expense for the three-month period ended March 31, 2003 was primarily the result of increased salaries and employee benefits, occupancy, operating expenses associated with the opening of the new Kent facility and the operation of Puget Sound Mortgage Brokers.

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

Occupancy expense also increased as a result of higher depreciation expense resulting from the recently completed remodel of the Main Office facility. The increase in professional fees resulted from the merger of Puyallup Valley Bank and Valley Bank. The percentage of noninterest expense to average assets was 3.78 percent for the three months ended March 31, 2003, compared to 3.43 percent during the same period last year.

The following table sets forth information concerning the various components of the Company’s noninterest expense for the three months ended March 31, 2003 and 2002, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Noninterest Expense
(dollars in thousands)

	Three Months Ended March 31,

	2003	2002

Noninterest Expense
Salaries	$681	$539
Employee benefits	176	160
Occupancy	139	119
Equipment	111	119
Operating	139	107
Software	53	48
Advertising and marketing	31	27
Professional	81	49
Business and occupation tax	33	28
Other	160	129

Total noninterest expense	$1,604	$1,325

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 71.3 percent for the three months ended March 31, 2003 compared to 61.4 percent for the three months ended March 31, 2002. The increase in the ratio was primarily due to a significant increase in noninterest expense, partially offset by an increase in noninterest income.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months March 31, 2003, was $200,000 compared to $251,000 for the three month ended March 31, 2002. The provision represents an effective tax rate of approximately 31 percent during 2003 and 2002, respectively. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities.

Financial Condition

The Company’s total consolidated assets were $171.8 million as of March 31, 2003, compared to $171.7 million as of December 31, 2002. The Company increased its percentage of assets in investment securities and loans by decreasing interest bearing deposits with banks. Deposits increased slightly during the three-month period and stockholders’ equity decreased as a result of paying a 60¢ per share cash dividend to stockholders and a decrease in other comprehensive income, partially offset by the earnings results of the three-month period ended March 31, 2003.

Investment Portfolio

The major classifications of investments at March 31, 2003 and December 31, 2002, are summarized in Note 4 – Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At March 31, 2003, the Company had $34.8 million of securities available-for-sale, compared to $31.1 million as of December 31, 2002. Although investment securities increased by $3.7 million during 2003, the Company purchased approximately $12.2 million in securities this year. They were funded primarily with $8.3 million of securities either maturing or sold during 2003 along with a decrease in interest bearing deposits with banks. The result was a change in the mix of the investment portfolio favoring U.S. Government corporation and agencies securities and securities issued by state and political subdivisions.

At March 31, 2003, all of the Company’s securities were classified as available-for-sale. Management believes that holding securities as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at March 31, 2003 and December 31, 2002, are summarized in Note 5 – Loans in the Notes to Condensed Consolidated Financial Statements.

In addition to the major classifications of loans summarized in Note 5, the Company has additional loan concentrations exceeding 10 percent of total loans at March 31, 2003. They include loans to medical doctors and dentists in the amount of approximately $18.9 million.

Loans were $108.6 million as of March 31, 2003, compared to $105.4 million as of December 31, 2002. The increase was primarily in real estate construction and real estate commercial loans, partially offset by a decrease in real estate mortgage loans. The percentage of loans to total assets was 63.2 percent and 61.4 percent at March 31, 2003 and December 31, 2002, respectively. It continues to be management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

	March 31,	December 31,
	2003	2002

Non-performing assets:
Nonaccrual loans	$9	$
Loans 90 days or more past due

Restructured loans	9	-0-
Other real estate owned

Total non-performing assets	$9	$-0-

As of March 31, 2003, the Company had $9,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had $0 in nonperforming assets as of December 31, 2002.

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

During the three-month period ended March 31, 2003 there was one commercial loan on nonaccrual status. The gross income that would have been recorded for the three-month period ended March 31, 2002 if the nonaccrual loan had been current and in accordance with its original term and the interest recognized on the loan for the year was insignificant.

During the three-month period ended March 31, 2002 there was one commercial loan on nonaccrual status. The gross income that would have been recorded for the three-month period ended March 31, 2002 if the nonaccrual loan had been current and in accordance with its original term approximates $2,000. Interest recognized on the loan for the year was insignificant.

Potential Problem Loans

At March 31, 2003 and December 31, 2002, the Company had two potential problem commercial real estate loans totaling approximately $2,363,000 and $2,464,000, respectively. The Company believes that the loans are secured by sufficient collateral and guarantor financial strength to repay the loans, although there can be no assurances given with respect to potential losses in these credits. These loans are in addition to those categorized as non-performing listed above. Although these loans are currently classified as performing, management has information regarding credit weakness inherent in the loans.

Summary of Loan Loss Experience

Changes in the Allowance for Loan Losses

The activity in the allowance for loan losses is summarized in Note 6 - Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Analysis of the Allowance
	for Loan Losses
	Three months ended

	March 31,	March 31,
	2003	2002

Average Allowance for Loan Losses	$1,388	$1,188
Average Loans Outstanding	$106,906	$101,309
Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%
Ratio of average allowance for loan losses to average loans outstanding	1.30%	1.17%

There were no loan charge-offs during the three months ended March 31, 2003 and 2002. The ratio of the average allowance for loan losses to average loans outstanding totaled 1.30 percent for the three months ended March 31, 2003 compared to 1.17 percent during the same period last year. The increase in the ratio results from loan recoveries added to the allowance during the fourth quarter of 2002 and also a significant reduction in the loan portfolio during the fourth quarter of 2002. At March 31, 2003, the allowance for loan losses as a percent of loans totaled 1.28 percent compared to 1.32 percent at December 31, 2002.

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

Deposits increased slightly to $148.2 million as of March 31, 2003, compared to $147.4 million as of December 31, 2002. The increase occurred primarily noninterest bearing demand and savings deposits during the three-month period.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Deposits
(dollars in thousands)

	Period ended,

	March 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Noninterest bearing demand deposits	$29,903	20.2%	$29,119	19.8%
Interest bearing demand deposits	21,938	14.8%	21,733	14.7%
Money market deposits	35,622	24.0%	35,506	24.1%
Savings deposits	15,193	10.3%	14,343	9.7%
Time certificates < $100,000	24,446	16.5%	25,395	17.2%
Time certificates > $100,000	21,092	14.2%	21,340	14.5%

	$148,194	100.0%	$147,436	100.0%

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2003 contributed $.7 million to liquidity compared to $.6 million for the three months ended March 31, 2002. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $.8 million for the three months ended March 31, 2003 compared to $1.1 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, non-interest and savings deposits provided the majority of the deposit growth. Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $8.3 million for the three months March 31, 2003 compared to $4.0 million for the three months ended March 31, 2002.

At March 31, 2003, the Company held cash and due from banks, interest-bearing deposits with banks, and federal funds sold of approximately $22.1 million. In addition, at such date $34.8 million of the Company’s investments were classified as available for sale.

The Bank has the capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Bank must maintain unencumbered collateral with a value at least equal to the outstanding balance. In addition to the FHLB credit line, the Bank has committed line of credit agreements totaling approximately $9.5 million from unaffiliated banks. At March 31, 2003, the Bank had no advances outstanding to the FHLB or from unaffiliated banks.

The Bank’s have commitments to extend credit, which may have an impact on the Company’s liquidity position. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. The Company experience suggests customers draw on approximately 75 percent of loan commitments. Commitments to extend credit at March 31, 2003 and December 31, 2002 were $19.8 million, respectively.

The Company’s total stockholders’ equity decreased to $22.2 million at March 31, 2003 from $22.5 million at December 31, 2002. The decrease was the result of a 60¢ dividend per share paid to stockholders of record on December 31, 2002 and lower unrealized gains recorded on securities available for sale, net of income tax, partially offset by net income earned during the three months ended March 31, 2003. At March 31, 2003, stockholders’ equity was 12.9 percent of total assets, compared to 13.1 percent at December 31, 2002.

The market value of available for sale securities was greater than book value at both March 31, 2003 and December 31, 2002, primarily as a result of low market interest rates, which resulted in unrealized gains in the investment portfolio. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. At March 31, 2003, the Company performed a simulation analysis of changes in the market value of the investment portfolio given a 300 basis point increase in interest rates. The analysis indicated a decrease in market value of approximately $1.0 million net of federal income tax. Although stockholder’s equity would be reduced by approximately 4.6 percent, the Company would still be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Bank’ are qualified as “well-capitalized” at March 31, 2003. Management believes that under the current regulations the Bank will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Bank such as a downturn in the economy where the Bank have most of their loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Bank as of March 31, 2003, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
	Actual			Adequacy Purposes			Action Provisions

As March 31, 2003	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital
(to Risk-Weighted Assets)
Consolidated	$22,917	18.5%	≥	$9,901	8.0%	≥	$12,376	10.0%
Valley Bank	$22,278	18.0%	≥	$9,900	8.0%	≥	$12,375	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$21,529	17.4%	≥	$4,950	4.0%	≥	$7,426	6.0%
Valley Bank	$20,890	16.9%	≥	$4,950	4.0%	≥	$7,425	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$21,529	12.5%	≥	$6,905	4.0%	≥	$8,631	5.0%
Valley Bank	$20,890	12.2%	≥	$6,841	4.0%	≥	$8,551	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31,2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

(b)  Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

            Not applicable.

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
Additional Exhibits
99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

The Company filed a current report on Form 8-K on January 24, 2003. The report included under Item 5 of Form 8-K a press release announcing fourth quarter and year 2002 financial results, the approval of a 60¢ per share cash dividend and a 5% stock dividend payable to shareholders of record on December 31, 2002, and the completion of the merger between the Company’s two bank subsidiaries Puyallup Valley Bank and Valley Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC. (Registrant)

Date: May 5, 2003	By	/s/	David H. Brown

David H. Brown President and Chief Financial Officer

Date: May 5, 2003	By	/s/	Joseph E. Riordan

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

Date: May 5, 2003
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

Date: May 5, 2003
	By	/s/	Joseph E. Riordan

Joseph E. Riordan Executive Vice President and Chief Financial Officer