Form 10-Q
period 2003-06-30
VALLEY COMMUNITY BANCSHARES INC
filed 2003-08-07
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter ended June 30, 2003

( )	Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934
For Transition Period from_____________to___________

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

Yes [   ] No [X]

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at August 1, 2003 was 1,172,501.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
INDEX TO QUARTERLY REPORT ON FORM 10-Q

i

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	June 30,	December 31,

	2003	2002

ASSETS
Cash and due from banks	$6,365	$4,847
Interest-bearing deposits with banks	13,885	22,191
Federal funds sold	3,648	1,734
Securities available-for-sale	35,842	31,069
Federal Home Loan Bank stock	372	398

	60,112	60,239
Loans	110,196	105,354
Less allowance for loan losses	1,388	1,388

Loans, net	108,808	103,966
Accrued interest receivable	688	727
Premises and equipment, net	5,974	6,096
Real estate held for investment		224
Other assets	406	459

Total assets	$175,988	$171,711

LIABILITIES
Deposits
Noninterest-bearing	$30,692	$29,119
Interest-bearing	120,908	118,317

Total deposits	151,600	147,436
Other borrowed funds	573	750
Accrued interest payable	216	295
Other liabilities	878	775

Total liabilities	153,267	149,256

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share; 5,000,000 shares authorized; 1,172,501 and 1,115,994 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively.	1,173	1,116
Additional paid-in capital	16,871	15,527
Retained earnings	4,126	5,219
Accumulated other comprehensive income, net of tax	551	593

Total stockholders’ equity	22,721	22,455

Total liabilities and stockholders’ equity	$175,988	$171,711

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$1,942	$2,007	$3,846	$3,947
Interest on federal funds sold and deposits in banks	94	71	186	168
Interest on securities	262	387	555	766

Total interest income	2,298	2,465	4,587	4,881

INTEREST EXPENSE
Interest on deposits	330	476	707	977
Interest on federal funds and other short-term borrowings	1	1	3	3

Total interest expense	331	477	710	980

Net interest income	1,967	1,988	3,877	3,901
PROVISION FOR LOAN LOSSES		60		91

Net interest income after provision for loan losses	1,967	1,928	3,877	3,810

NONINTEREST INCOME
Service charges	122	121	237	222
Gain on sale of investment securities, net		9	15	53
Origination fees on mortgage loans brokered	77	6	201	39
Other operating income	133	79	218	145

Total noninterest income	332	215	671	459

NONINTEREST EXPENSE
Salaries	630	561	1,311	1,100
Employee benefits	163	157	339	317
Occupancy	133	136	272	255
Equipment	104	119	215	238
Other operating expenses	500	422	997	810

Total noninterest expense	1,530	1,395	3,134	2,720

INCOME BEFORE INCOME TAX	769	748	1,414	1,549
PROVISION FOR INCOME TAX	242	239	442	490

NET INCOME	$527	$509	$972	$1,059

EARNINGS PER SHARE
Basic	$0.45	$0.43	$0.83	$0.90
Diluted	$0.45	$0.43	$0.83	$0.89
Weighted average shares outstanding	1,171,968	1,183,088	1,171,757	1,183,088
Weighted average diluted shares outstanding	1,176,673	1,194,275	1,176,462	1,194,342

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$972	$1,059
Adjustments to reconcile net income to net cash from operating activities:
Provisions for loan losses		91
Depreciation	229	184
Deferred income tax	(7)	(1)
Net amortization on securities	151	87
FHLB stock dividends	(11)	(15)
Gain on sale of securities available-for-sale	(15)	(53)
Loss on sale of premises and equipment		7
Amortization of intangible assets	23	6
Deferred gain on the sale of real estate	211
Amortization of deferred gain on sale of real estate	(38)
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	39	23
Increase (decrease) in accrued interest payable	(79)	(194)
(Increase) decrease in other assets	3	(125)
Increase (decrease) in other liabilities	(41)	(156)

Net cash from operating activities	1,437	913

Net increase in federal funds sold	(1,914)
Net decrease in interest-bearing deposits with banks	8,306	4,668
Purchase of securities available-for-sale	(17,107)	(10,744)
Proceeds from sales of securities available-for-sale	2,672	4,585
Proceeds from maturities of securities available-for-sale	9,462	3,903
Federal Home Loan Bank stock redeemed	37
Net increase in loans	(4,842)	(7,633)
Additions to premises and equipment	(80)	68
Purchase of intangible assets		(144)
Sale of real estate held for investment	224

Net cash from investing activities	(3,242)	(5,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,164	6,923
Net increase (decrease) in other borrowed funds	(129)	192
Increase in other borrowed money		96
Payment on other borrowed money	(48)
Cash dividends paid	(675)	(676)
Stock options exercised	11

Net cash from financing activities	3,323	6,535

NET INCREASE IN CASH AND DUE FROM BANKS	1,518	2,151
CASH AND DUE FROM BANKS, beginning of year	4,847	4,584

CASH AND DUE FROM BANKS, at end of period	$6,365	$6,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$789	$1,105
Income taxes	317	458
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Unrealized gains (losses) on securities available-for-sale	$(64)	$270
Deferred tax on unrealized (gains) losses on securities available-for-sale	22	(91)

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Valley Community Bancshares, Inc. (the “Company”) prepared the condensed consolidated financial statements of the Company for the three-month and six-month periods ended June 30, 2003 and June 30, 2002 without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three-months and six-months ended June 30, 2003, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2003.

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

VALLEY COMMUNITY BANCSHARES, INC.
Stock Option Plan
In thousands, except for per-share amounts

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Pro forma disclosures:
Net income as reported	$527	$509	$972	$1,059
Additional compensation for fair value of stock options	2	2	4	5

Pro forma net income	$525	$507	$968	$1,054

Earnings per share:
Basic
As reported	$0.45	$0.43	$0.83	$0.90
Pro forma	$0.45	$0.43	$0.83	$0.89
Diluted
As reported	$0.45	$0.43	$0.83	$0.89
Pro forma	$0.45	$0.42	$0.82	$0.88

Note 2 - Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months and six-months ended June 30, 2003 and 2002 (dollars in thousands, except per share amounts):

VALLEY COMMUNITY BANCSHARES, INC.
Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NUMERATOR:
Net income	$527	$509	$972	$1,059
DENOMINATOR:
Denominator for basic earnings per share:
Weighted average shares	1,171,968	1,183,088	1,171,757	1,183,088
Effect of diluted securities - stock options	4,705	11,187	4,705	11,254
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of diluted stock options	1,176,673	1,194,275	1,176,462	1,194,342
Basic earnings per share	$0.45	$0.43	$0.83	$0.90
Diluted earnings per share	$0.45	$0.43	$0.83	$0.89

Note 3 –Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to $543,000 and $796,000, respectively, for the three months ended June 30, 2003 and 2002, respectively. Total comprehensive income amounted to $930,000 and $1,236,000, respectively, for the six months ended June 30, 2003 and 2002, respectively.

Note 4 - Investment Securities

Investment securities have been classified as available-for-sale in according with management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

June 30, 2003

Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$12,820	$195	$	$13,015
State and political subdivisions	6,458	435		6,893
Mortgage-backed securities	15,727	213	6	15,934

	$35,005	$843	$6	$35,842

December 31, 2002

Securities Available-For-Sale

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$10,662	$226	$	$10,888
State and political subdivisions	5,404	323		5,727
Mortgage-backed securities	14,104	350		14,454

	$30,170	$899	$	$31,069

Note 5 - Loans

The major classifications of loans at June 30, 2003 and December 31, 2002 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio
(dollars in thousands)

	June 30,		December 31,

	2003		2002

	Amount	Percent	Amount	Percent

Real Estate
Construction	$12,738	11.5%	$9,276	8.8%
Mortgage	14,309	13.0%	15,080	14.3%
Commercial	57,212	51.8%	55,266	52.3%
Commercial	23,860	21.6%	23,502	22.3%
Consumer and other	2,170	2.09%	2,339	2.2%
Lease financing	74	0.1%	83	0.1%

Total loans	110,363	100.0%	105,546	100.0%

Deferred loan fees	(167)		(192)

Net loans	$110,196		$105,354

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

The allowance for loan losses at June 30, 2003 and December 31, 2002, totaled $1,388,000, respectively. Management believes that the allowance for loan losses at June 30, 2003 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

Loan Loss Experience

	Three months June 30,		Six months June 30,

	2003	2002	2003	2002

Balance at beginning of period	$1,388	$1,188	$1,388	$1,156
Charge-offs
Recoveries:		1		2

Net recoveries	-0-	1	-0-	2
Additions charged to operations		60		91

Balance at end of period	$1,388	$1,249	$1,388	$1,249

Note 7 – Business Segment Information

Beginning January 1999 and through December 2002, the Company owned two community-banking institutions, Puyallup Valley Bank and Valley Bank. These banks were managed at the subsidiary bank level. Each subsidiary bank had a board of directors and an executive management team responsible for the operation and performance of the respective subsidiary bank.

On January 17, 2003, the Company merged the subsidiary banks into one community bank named Valley Bank. In addition, the company consolidated its board of directors and executive management team into a new organizational structure, while converting separated banking systems into a single operation. As a result of these system and organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three-month and six-month period ended June 30, 2003.

Note 8 – Impact of New Accounting Issues

During the second quarter of 2003 the Financial Accounting Standard Board (“FASB”) issued the following new accounting pronouncements.

In April 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valley Community Bancshares, Inc.

Valley Community Bancshares, Inc. (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized and incorporated under the laws of the State of Washington as a holding company for its principal banking subsidiary, Valley Bank, a state chartered, Federal Deposit Insurance Corporation (the “FDIC”) insured commercial bank, through a reorganization completed on July 1, 1998. Valley Bank is referred to as the “Bank” in this Form 10-Q.

The Company’s main office is located in Puyallup, Washington, which also serves as the main office of Valley Bank. The Bank provides a full range of commercial banking services to small and medium-sized businesses, professionals and other individuals through eight banking offices located in Puyallup, Auburn, and Kent, Washington, and their environs.

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

On May 16, 2002, The Bank purchased various tangible and intangible assets of Puget Sound Mortgage Brokers, Inc., a Washington Corporation located in Puyallup Washington. The purchase price was not material to the consolidated financial condition and results of operations of the Company or the Bank. The purchase was made to further enhance the Bank’s mortgage banking operations. The mortgage operation is operated as a division of the Bank using the name Puget Sound Mortgage Brokers and operates in a leased facility.

On September 5, 2002 the Bank opened a new banking facility in Kent Washington. The new office operates in a leased facility until a permanent facility can be located.

During April 2003 the Bank opened a loan production office in Gig Harbor Washington. The new office operates in a leased facility until a permanent banking facility can be located.

Valley Bank is a wholly owned subsidiary of the Company.

Results of Operations

The Company earned net income of $527,000 or $0.45 per diluted share for the three months ended June 30, 2003, compared to net income of $509,000 or $0.43 per diluted share, for the three months ended June 30, 2002, an increase of 3.5 percent. The Company’s return on average assets was 1.21 percent for the three months ended June 30, 2003, compared to 1.26 percent for the three months ended June 30, 2002.

The Company earned net income of $972,000 or $0.83 per diluted share for the six months ended June 30, 2003, compared to net income of $1,059,000 or $0.89 per diluted share, for the six months ended June 30, 2002, a decrease of 8.2 percent. The Company’s return on average assets was 1.13 percent for the six months ended June 30, 2003, compared to 1.34 percent for the six months ended June 30, 2002.

The increase in net income for the three-month period ended June 30, 2003 was primarily related to increased noninterest income and a lower provision for loan losses, partially offset by increased noninterest expense. The increase in noninterest income resulted from a significant increase in origination fees on mortgage loans brokered and from a gain on the sale of real estate held for investment.

The decrease in net income for the six-month period ended June 30, 2003 was primarily the result of increased noninterest expense, partially offset by increased noninterest income, a lower provision for loan losses and reduced income tax. The increased staffing levels of the Bank’s new Kent and Gig Harbor offices and Puget Sound Mortgage Brokers significantly increased salaries and employee benefits and occupancy expenses during the six-month period. A decrease in the Company’s net interest margin also negatively impacted earnings during the six-month period.

Management anticipates higher operating costs as a result of opening the new Kent and Gig Harbor offices. Profitability of the Company will continue to be negatively impacted until the new offices generate sufficient revenues to offset the added operating costs. It is anticipated the new offices will not breakeven until after 2003.

The Company’s net income is derived principally from the operating results of its banking subsidiary Valley Bank. Valley Bank is a well-established commercial bank and generates substantially all of the Company’s operating income.

The following table shows the various performance ratios for the Company for the three and six months ended June 30, 2003 and 2002, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data 1
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Financial Performance
Net Income	$527	$509	$972	$1,059
Average Assets	175,062	161,747	173,903	159,315
Average Stockholders’ Equity	22,581	21,439	22,348	21,273
Return on Assets (net income divided by average assets)	1.21%	1.26%	1.13%	1.34%
Return on Equity (net income divided by average equity)	9.36%	9.52%	8.77%	10.04%
Net Interest Margin (net interest income (tax adjusted) Divided by earning assets)	4.94%	5.43%	4.93%	5.44%
Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	66.55%	63.32%	68.91%	62.39%
Ratio of noninterest income to average assets	3.51%	3.46%	3.63%	3.44%

Net Interest Income

Net interest income is the most significant component contributing to net income. It is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (deposits and borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities.

[1]	The computation of the ratios is based on the recorded assets and liabilities after the effect of changes in market values of securities available for sale.

The earnings from certain assets are exempt from federal income tax. It is customary in the financial services industry to analyze changes in net interest income on a “tax equivalent” (TE) basis. TE is a non-GAAP performance measure used by management in operating the business, which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. Under this method, nontaxable income from loans and investments is adjusted to an amount, which would have been earned if such income were subject to federal income tax.

The discussion below presents an analysis based on tax equivalent amounts at a 34% tax rate.

VALLEY COMMUNITY BANCSHARES, INC.
Net Interest Income, adjusted to a Tax Equivalent Basis
(dollars in thousands),

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net interest income, as reported	$2,298	$2,465	$4,587	$4,881
Effect of tax exempt income	34	38	66	77

TE interest income	2,332	2,503	4,653	4,958
Interest expense	331	477	710	980

TE net interest income	$2,001	$2,026	$3,943	$3,978

TE net interest income, divided by average earning assets is referred to as net interest margin. For the three months ended June 30, 2003 the Company’s net interest margin was 4.94 percent compared to 5.43 percent for the three months ended June 30, 2002. For the six months ended June 30, 2003 the Company’s net interest margin was 4.93 percent compared to 5.44 percent for the six months ended June 30, 2002.

TE interest income was $2,332,000 for the three months ended June 30, 2003 compared to $2,503,000 for the three months ended June 30, 2002. The three-month decrease was primarily the result of a significant decrease in the yield earned on earning assets. The yield on interest-earning assets decreased to 5.76 percent for the three months ended June 30, 2003 compared to 6.70 percent during the same period a year ago. The yield decrease reflects an overall decline in market interest rates.

TE interest income was $4,653,000 for the six months ended June 30, 2003 compared to $4,958,000 for the six months ended June 30, 2002. The six-month decrease was primarily the result of a significant decrease in the yield earned on earning assets. The yield on interest-earning assets decreased to 5.82 percent for the six months ended June 30, 2003 compared to 6.78 percent during the same period a year ago. The yield decrease reflects an overall decline in market interest rates.

Interest expense was $331,000 for the three months ended June 30, 2003 compared to $477,000 for the three months ended June 30, 2002. The cost of funds decreased to 1.10 percent for the three months ended June 30, 2003 compared to 1.71 percent during the same period a year ago. The decrease for the three-month period was due to a decrease in the Company’s cost of funds resulting from an overall decline in market interest rates.

Interest expense was $710,000 for the six months ended June 30, 2003 compared to $980,000 for the six months ended June 30, 2002. The cost of funds decreased to 1.19 percent for the six months ended June 30, 2003 compared to 1.79 percent during the same period a year ago. The decrease for the six-month period was due to a decrease in the Company’s cost of funds resulting from an overall decline in market interest rates.

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

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended June 30, 2003 and 2002:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Three Months Ended June 30,
	2003			2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-earning assets
Loans (including fees) [1]	$110,307	$1,942	7.06%	$105,275	$2,007	7.65%
Investment securities 2 3	33,398	303	3.64%	33,818	425	5.04%
Interest bearing deposits with banks	16,225	77	1.90%	10,229	64	2.51%
Federal funds sold	2,110	6	1.14%
Federal Home Loan Bank Stock	377	4	4.26%	486	7	5.78%

Total Interest-earning assets	162,417	2,332	5.76%	149,808	2,503	6.70%
Total noninterest-earning assets	12,645			11,939

TOTAL ASSETS	$175,062			$161,747

Interest-bearing liabilities
Deposits	$119,970	330	1.10%	$111,505	476	1.71%
Other borrowed funds	460	1	0.87%	311	1	1.29%

Total Interest-bearing liabilities	120,430	331	1.10%	111,816	477	1.71%
Noninterest-bearing liabilities	32,051			28,492
Stockholders’ equity	22,581			21,439

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,062			$161,747

Net interest spread		$2,001	4.65%		$2,026	4.99%

Margin Analysis
TE interest income/ earning assets		$2,332	5.76%		$2,503	6.70%
Interest expense/earning assets		331	0.82%		477	1.27%

Net interest margin		$2,001	4.94%		$2,026	5.43%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin for the six months ended June 30, 2003 and 2002:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Six Months Ended June 30,
	2003			2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-earning assets
Loans (including fees)[1]	$108,616	$3,846	7.14%	$103,283	$3,947	7.71%
Investment securities 2 3	32,517	621	3.85%	32,440	843	5.24%
Interest bearing deposits with banks	17,878	164	1.85%	11,251	154	2.76%
Federal funds sold	1,895	11	1.17%
Federal Home Loan Bank Stock	385	11	5.76%	482	14	5.86%

Total Interest-earning assets	161,291	4,653	5.82%	147,456	4,958	6.78%
Total noninterest-earning assets	12,612			11,859

TOTAL ASSETS	$173,903			$159,315

Interest-bearing liabilities
Deposits	$119,569	707	1.19%	$109,864	977	1.79%
Other borrowed funds	472	3	1.28%	375	3	1.61%

Total Interest-bearing liabilities	120,041	710	1.19%	110,239	980	1.79%
Noninterest-bearing liabilities	31,514			27,803
Stockholders’ equity	22,348			21,273

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$173,903			$159,315

Net interest spread		$3,943	4.63%		$3,978	4.99%

Margin Analysis
TE interest income/ earning assets		$4,653	5.82%		$4,958	6.78%
Interest expense/earning assets		710	0.89%		980	1.34%

Net interest margin		$3,943	4.93%		$3,978	5.44%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s change in TE net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three and six month period ended June 30, 2003 compared to the three and six month period ended June 30, 2002:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 - For the Three Months ended June 30,
(dollars in thousands)

	2003 Compared to 2002

	Volume	Rate	Net

TE Interest income
Loans (including fees) [2]	$93	$(158)	$(65)
Investment securities [3]	(5)	(117)	(122)
Interest bearing deposits with banks	31	(18)	13
Federal funds sold	6		6
Federal Home Loan Bank Stock	(1)	(2)	(3)

Total Interest-earning assets	124	(295)	(171)
Interest-bearing liabilities
Total deposits	34	(180)	(146)
Other borrowed funds

Total Interest-bearing liabilities	34	(180)	(146)

TE net interest income	$90	$(115)	$(25)

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Six Months ended June 30,
(dollars in thousands)

	2003 Compared to 2002

	Volume	Rate	Net

TE Interest income
Loans (including fees) [2]	$198	$(299)	$(101)
Investment securities [3]	2	(224)	(222)
Interest bearing deposits with banks	71	(61)	10
Federal funds sold	11		11
Federal Home Loan Bank Stock	(3)		(3)

	279	(584)	(305)
Interest-bearing liabilities
Total deposits	80	(350)	(270)
Other borrowed funds	1	(1)

	81	(351)	(270)

	$198	$(233)	$(35)

[1]	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

[2]	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

[3]	Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%.

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $0 for loan losses for the three months ended June 30, 2003 compared to $60,000 during the same three-month period last year. The Company provided $0 for loan losses for the six months ended June 30, 2003 compared to $91,000 during the same six-month period last year. The 2002 provision was made as a result of increasing loans.

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

Noninterest income was $332,000 for the three months ended June 30, 2003, a 54.9 percent increase from $215,000 for the three months ended June 30, 2002. The increase in noninterest income for the three-month period ended June 30, 2003 was the result of increased loan origination fees on mortgage loans brokered, and other operating income partially offset by lower security gains. The increase in other operating income was primarily the result of selling real estate held for investment at a realized gain of $38,000. In addition, the sale resulted in a deferred gain of $173,000, which is anticipated to be realized during 2003.

Noninterest income was $671,000 for the six months ended June 30, 2003, a 46.2 percent increase from $459,000 for the six months ended June 30, 2002. The increase in noninterest income for the six month period ended June 30, 2003 was the result of higher service charges, increased loan origination fees on mortgage loans brokered, and other operating income partially offset by lower security gains. The purchase of Puget Sound Mortgage Brokers resulted in a significant increase in the volume of mortgage loans brokered and increased loan origination fees.

Noninterest expense was $1,530,000 for the three months ended June 30, 2003, a 9.7 percent increase from $1,395,000 for the three months ended June 30, 2002. The increase in noninterest expense for the three-month period ended June 30, 2003 was primarily the result of increased salaries and employee benefits, operating, and other expenses associated with the opening of the new Kent and Gig Harbor facilities and the operation of Puget Sound Mortgage Brokers. The percentage of noninterest expense to average assets was 3.51 percent for the three months ended June 30, 2003, compared to 3.46 percent during the same period last year.

Noninterest expense was $3,134,000 for the six months ended June 30, 2003, a 15.2 percent increase from $2,720,000 for the six months ended June 30, 2002. The increase in noninterest expense for the six-month period ended June 30, 2003 was primarily the result of increased salaries and employee benefits, occupancy, operating, and other expenses associated with the opening of the new Kent and Gig Harbor facilities and the operation of Puget Sound Mortgage Brokers. Occupancy expense also increased as a result of higher depreciation expense resulting from the recently completed remodel of the Main Office facility. The increase in professional fees resulted from the merger of Puyallup Valley Bank and Valley Bank. The percentage of noninterest expense to average assets was 3.63 percent for the six months ended June 30, 2003, compared to 3.44 percent during the same period last year.

The following table sets forth information concerning the various components of the Company’s noninterest expense for the three and six months ended June 30, 2003 and 2002, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Noninterest Expense
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Noninterest Expense
Salaries	$630	$561	1,311	1,100
Employee benefits	163	157	339	317
Occupancy	133	136	272	255
Equipment	104	119	215	238
Operating	139	122	278	229
Software	52	47	105	95
Advertising and marketing	44	31	75	58
Professional	51	53	132	102
Business and occupation tax	35	29	67	57
Other	179	140	350	269

Total noninterest expense	$1,530	$1,395	3,144	2,720

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 66.6 percent for the three months ended June 30, 2003 compared to 63.3 percent for the three months ended June 30, 2002. The Company’s efficiency ratio was 68.9 percent for the six months ended June 30, 2003 compared to 62.4 percent for the six months ended June 30, 2002. The increase in the ratio was primarily due to a significant increase in noninterest expense, partially offset by an increase in noninterest income.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months June 30, 2003, was $242,000 compared to $239,000 for the three month ended June 30, 2002. The provision for the six months June 30, 2003, was $442,000 compared to $490,000 for the six month ended June 30, 2002. The provision represents an effective tax rate of 31 and 32 percent during 2003 and 2002, respectively. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities.

Financial Condition

The Company’s total consolidated assets were $176.0 million as of June 30, 2003, compared to $171.7 million as of December 31, 2002, an increase of 2.5 percent. The Company increased its percentage of assets in investment securities and loans by decreasing interest bearing deposits with banks. Deposits increased 2.8 percent during the six-month period and stockholders’ equity increased slightly as a result of earnings during the six-month period ended June 30, 2003, partially offset by the payment of a 60¢ per share cash dividend to stockholders and a decrease in other comprehensive income.

Investment Portfolio

The major classifications of investments at June 30, 2003 and December 31, 2002, are summarized in Note 4 - Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At June 30, 2003, the Company had $35.8 million of securities available-for-sale, compared to $31.1 million as of December 31, 2002. Although investment securities increased by $4.7 million during 2003, the Company purchased approximately $17.1 million in securities this year. They were funded primarily with $12.1 million of securities either maturing or sold during 2003 along with a decrease in interest bearing deposits with banks. The result was a change in the mix of the investment portfolio favoring U.S. Government corporation and agencies securities and securities issued by state and political subdivisions.

At June 30, 2003, all of the Company’s securities were classified as available-for-sale. Management believes that holding securities as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at June 30, 2003 and December 31, 2002, are summarized in Note 5 - Loans in the Notes to Condensed Consolidated Financial Statements.

In addition to the major classifications of loans summarized in Note 5, the Company has additional loan concentrations exceeding 10 percent of total loans at June 30, 2003. They include loans to medical doctors and dentists in the amount of approximately $18.8 million.

Loans were $110.2 million as of June 30, 2003, compared to $105.4 million as of December 31, 2002, an increase of 4.6 percent. The increase was primarily in real estate construction and real estate commercial loans, partially offset by a decrease in real estate mortgage loans. The percentage of loans to total assets was 62.6 percent and 61.4 percent at June 30, 2003 and December 31, 2002, respectively. It continues to be management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

	June 30,	December 31,
	2003	2002

Non-performing assets:
Nonaccrual loans	$	$
Loans 90 days or more past due
Restructured loans

	-0-	-0-
Other real estate owned

Total non-performing assets	$-0-	$-0-

As of June 30, 2003, the Company had $0 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had $0 in nonperforming assets as of December 31, 2002.

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

During the three-month period ended June 30, 2003 there were no loans on nonaccrual status. During the six-month period ended June 30, 2003 there was one commercial loan on nonaccrual status. The gross income that would have been recorded for the six-month period ended June 30, 2003 if the nonaccrual loan had been current and in accordance with its original term and the interest recognized on the loan for the year was insignificant.

During the three-month and six-month period ended June 30, 2002 there was one commercial loan on nonaccrual status. The gross income that would have been recorded for the three and six month period ended June 30, 2002 if the nonaccrual loan had been current and in accordance with its original term approximates $1,000 and $3,000, respectively. Interest recognized on the loan for the year was insignificant.

Potential Problem Loans

At June 30, 2003 and December 31, 2002, the Company had two potential problem commercial real estate loans totaling approximately $2,359,000 and $2,464,000, respectively. The Company believes that the loans are secured by sufficient collateral and guarantor financial strength to repay the loans, although there can be no assurances given with respect to potential losses in these credits. These loans are in addition to those categorized as non-performing listed above. Although these loans are currently classified as performing, management has information regarding credit weakness inherent in the loans.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Analysis of the Allowance for Loan Losses
	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Average Allowance for Loan Losses	$1,388	$1,202	$1,388	$1,185
Average Loans Outstanding	$110,307	$105,275	$108,616	$103,283
Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%	0.00%	0.00%
Ratio of average allowance for loan losses to average loans outstanding	1.26%	1.14%	1.28%	1.15%

There were no loan charge-offs during the three and six months ended June 30, 2003 and 2002. The ratio of the average allowance for loan losses to average loans outstanding totaled 1.28 percent for the six months ended June 30, 2003 compared to 1.15 percent during the same period last year. The increase in the ratio results from loan recoveries added to the allowance during the fourth quarter of 2002 and also a significant reduction in the loan portfolio during the fourth quarter of 2002. At June 30, 2003, the allowance for loan losses as a percent of loans totaled 1.26 percent compared to 1.32 percent at December 31, 2002.

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

Deposits increased 2.8 percent to $151.6 million as of June 30, 2003, compared to $147.4 million as of December 31, 2002. The increase occurred in demand deposits, money market deposits, and savings deposits during the six-month period, partially offset by a reduction in time certificates of deposit.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Deposits
(dollars in thousands)

	Period ended,

	June 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Noninterest bearing demand deposits	$30,692	20.2%	$29,119	19.8%
Interest bearing demand deposits	22,873	15.1%	21,733	14.7%
Money market deposits	37,459	24.7%	35,506	24.1%
Savings deposits	15,702	10.4%	14,343	9.7%
Time certificates < $100,000	23,880	15.7%	25,395	17.2%
Time certificates > $100,000	20,994	13.9%	21,340	14.5%

	$151,600	100.0%	$147,436	100.0%

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2003 contributed $1.4 million to liquidity compared to $.9 million for the six months ended June 30, 2002. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $4.2 million for the six months ended June 30, 2003 compared to $6.9 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, demand deposits, money market deposits and savings deposits provided the majority of the deposit growth. Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $12.1 million for the six months June 30, 2003 compared to $8.5 million for the six months ended June 30, 2002.

At June 30, 2003, the Company held cash and due from banks, interest-bearing deposits with banks, and federal funds sold of approximately $23.9 million. In addition, at such date $35.8 million of the Company’s investments were classified as available for sale.

The Bank has the capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Bank must maintain unencumbered collateral with a value at least equal to the outstanding balance. In addition to the FHLB credit line, the Bank has committed line of credit agreements totaling approximately $9.5 million from unaffiliated banks. At June 30, 2003, the Bank had no advances outstanding to the FHLB or from unaffiliated banks.

The Bank has commitments to extend credit, which may have an impact on the Company’s liquidity position. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. The Company experience suggests customers draw on approximately 75 percent of loan commitments. Commitments to extend credit at June 30, 2003 and December 31, 2002 were $24.7 and $19.8 million, respectively.

The Company’s total stockholders’ equity increased to $22.7 million at June 30, 2003 from $22.5 million at December 31, 2002. The slight increase was the result net income earned during the six months ended June 30, 2003, partially offset by a 60¢ dividend per share paid to stockholders of record on December 31, 2002 and lower unrealized gains recorded on securities available for sale, net of income tax. At June 30, 2003, stockholders’ equity was 12.9 percent of total assets, compared to 13.1 percent at December 31, 2002.

The market value of available-for-sale securities was greater than book value at both June 30, 2003 and December 31, 2002, primarily as a result of low market interest rates, which resulted in unrealized gains in the investment portfolio. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. At June 30, 2003, the Company performed a simulation analysis of changes in the market value of the investment portfolio given a 300 basis point increase in interest rates. The analysis indicated a decrease in market value of approximately $1.2 million net of federal income tax. Although stockholder’s equity would be reduced by approximately 5.3 percent, the Company would still be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Bank is qualified as “well-capitalized” at June 30, 2003. Management believes that under the current regulations the Bank will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Bank such as a downturn in the economy where the Bank have most of their loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Bank as of June 30, 2003, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
	Actual			Adequacy Purposes			Action Provisions

As June 30,2003	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital
(to Risk-Weighted Assets)
Consolidated	$23,465	18.8%	≥	$9,974	8.0%	≥	$12,467	10.0%
Valley Bank	$22,427	18.0%	≥	$9,973	8.0%	≥	$12,467	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$22,077	17.7%	≥	$4,987	4.0%	≥	$7,480	6.0%
Valley Bank	$21,039	16.9%	≥	$4,987	4.0%	≥	$7,480	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$22,077	12.6%	≥	$6,999	4.0%	≥	$8,749	5.0%
Valley Bank	$21,039	12.0%	≥	$6,998	4.0%	≥	$8,747	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

(b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Company. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; increases in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; loan delinquency rates; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results. See also the risk factors in the Company’s 2002 Annual Report on Form 10-K.

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

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Valley Community Bancshares, Inc. (the “Meeting”) was held on April 24, 2003. The only matter of business conducted at the Meeting was the election of Directors. The results of the vote on the matters presented at the Meeting are as follows:

	Term to Expire	Vote For	Vote Withheld

Thomas R. Absher	2006	878,710	-0-
David H. Brown	2006	878,710	-0-
Thomas M. Pasquier	2006	878,385	325

The terms of Directors A. Eugene Hammermaster, Warren D. Hunt, Roger L. Knutson, Ronald E. Claudon, William E. Fitchitt, and David K. Hamry continued after the meeting.

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

10.5 Deferred Compensation Agreement for Mr. Brown *

10.6 Deferred Compensation Agreement for Mr. Thompson #

10.7 1998 Stock Option Plan *

10.8 401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *

31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

The Company filed a current report on Form 8-K on May 6, 2003. The report included under Item 5 of Form 8-K a press release announcing first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC.
(Registrant)

Date: August 4, 2003	By	/s/	David H. Brown

David H. Brown
President and
Chief Executive Officer

Date: August 4, 2003	By	/s/	Joseph E. Riordan

Joseph E. Riordan
Executive Vice President and
Chief Financial Officer