Form 10-Q
period 2003-09-30
VALLEY COMMUNITY BANCSHARES INC
filed 2003-11-12
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2003

( )	Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934

For Transition Period from to

Commission File Number 000-30447

VALLEY COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1913479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1307 East Main, Puyallup, Washington	98372
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [X]

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at November 3, 2003 was 1,173,352.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I	FINANCIAL INFORMATION

i

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	September 30,	December 31,

	2003	2002

ASSETS
Cash and due from banks	$6,673	$4,847
Interest-bearing deposits with banks	15,127	22,191
Federal funds sold	5,727	1,734
Securities available-for-sale	40,475	31,069
Federal Home Loan Bank stock	372	398

	68,374	60,239
Loans	112,235	105,354
Less allowance for loan losses	1,388	1,388

Loans, net	110,847	103,966
Accrued interest receivable	720	727
Premises and equipment, net	5,929	6,096
Real estate held for investment		224
Other assets	405	459

Total assets	$186,275	$171,711

LIABILITIES
Deposits
Noninterest-bearing	$32,990	$29,119
Interest-bearing	127,582	118,317

Total deposits	160,572	147,436
Other borrowed funds	618	750
Accrued interest payable	189	295
Other liabilities	1,645	775

Total liabilities	163,024	149,256

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share; 5,000,000 shares authorized; 1,173,352 and 1,115,994 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1,173	1,116
Additional paid-in capital	16,883	15,527
Retained earnings	4,755	5,219
Accumulated other comprehensive income, net of tax	440	593

Total stockholders’ equity	23,251	22,455

Total liabilities and stockholders’ equity	$186,275	$171,711

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$1,897	$2,081	$5,743	$6,027
Interest on federal funds sold and deposits in banks	83	87	269	255
Interest on securities	266	365	821	1,131

Total interest income	2,246	2,533	6,833	7,413

INTEREST EXPENSE
Interest on deposits	296	467	1,003	1,443
Interest on federal funds and other short-term borrowings	1	2	4	5

Total interest expense	297	469	1,007	1,448

Net interest income	1,949	2,064	5,826	5,965
PROVISION FOR LOAN LOSSES		76		167

Net interest income after provision for loan losses	1,949	1,988	5,826	5,798

NONINTEREST INCOME
Service charges	114	121	351	344
Gain on sale of investment securities, net		1	15	54
Gain on sale of real estate held for investment	173		211
Origination fees on mortgage loans brokered	119	40	320	79
Other operating income	54	40	272	184

Total noninterest income	460	202	1,169	661

NONINTEREST EXPENSE
Salaries	644	630	1,955	1,750
Employee benefits	165	149	504	446
Occupancy	143	128	415	383
Equipment	115	102	330	340
Other operating expenses	464	421	1,461	1,231

Total noninterest expense	1,531	1,430	4,665	4,150

INCOME BEFORE INCOME TAX	878	760	2,330	2,309
PROVISION FOR INCOME TAX	288	257	730	747

NET INCOME	$590	$503	$1,600	$1,562

EARNINGS PER SHARE
Basic	$0.50	$0.43	$1.36	$1.32
Diluted	$0.50	$0.42	$1.36	$1.31
Weighted average shares outstanding	1,173,200	1,183,116	1,172,238	1,183,097
Weighted average diluted shares outstanding	1,177,992	1,193,927	1,176,972	1,194,204

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,600	$1,562
Adjustments to reconcile net income to net cash from operating activities:
Provisions for loan losses		167
Depreciation	356	268
Deferred income tax	20	6
Net amortization on securities	257	136
FHLB stock dividends	(16)	(24)
Gain on sale of securities available-for-sale	(15)	(54)
Loss on sale of premises and equipment		41
Amortization of intangible assets	32	18
Gain on the sale of real estate	(211)
Amortization of deferred gain on sale of real estate	211
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	7	(18)
Decrease) in accrued interest payable	(106)	(114)
(Increase) decrease in other assets	43	(215)
Increase in other liabilities	929	731

Net cash from operating activities	3,107	2,504

Net increase in federal funds sold	(3,993)	(1,247)
Net decrease in interest-bearing deposits with banks	7,064	2,852
Purchase of securities available-for-sale	(28,626)	(12,786)
Proceeds from sales of securities available-for-sale	2,672	5,567
Proceeds from maturities of securities available-for-sale	16,074	5,741
Federal Home Loan Bank stock redeemed	42	104
Net increase in loans	(6,881)	(10,903)
Additions to premises and equipment	(210)	(468)
Purchase of intangible assets		(144)
Sale of real estate held for investment	224

Net cash from investing activities	(13,634)	(11,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,136	11,569
Net increase (decrease) in other borrowed funds	(84)	186
Increase in other borrowed money		96
Payment on other borrowed money	(48)
Cash dividends paid	(675)	(676)
Stock options exercised	24	2

Net cash from financing activities	12,353	11,177

NET INCREASE IN CASH AND DUE FROM BANKS	1,826	2,397
CASH AND DUE FROM BANKS, beginning of year	4,847	4,584

CASH AND DUE FROM BANKS, at end of period	$6,673	$6,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$1,113	$1,562
Income taxes	691	778
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Unrealized gains (losses) on securities available-for-sale	$(232)	$467
Deferred tax on unrealized (gains) losses on securities available-for-sale	79	(159)

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Valley Community Bancshares, Inc. (the “Company”) prepared the condensed consolidated financial statements of the Company for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002 without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three-months and nine-months ended September 30, 2003, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2003.

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

VALLEY COMMUNITY BANCSHARES, INC.	Three Months Ended		Nine Months Ended
Stock Option Plan	September 30,		September 30,

In thousands, except for per-share amounts	2003	2002	2003	2002

Pro forma disclosures:
Net income as reported	$590	$503	$1,600	$1,562
Additional compensation for fair value of stock options	3	3	7	8

Pro forma net income	$587	$500	$1,593	$1,554

Earnings per share:
Basic
As reported	$0.50	$0.43	$1.36	$1.32
Pro forma	$0.50	$0.42	$1.36	$1.31
Diluted
As reported	$0.50	$0.42	$1.36	$1.31
Pro forma	$0.50	$0.42	$1.35	$1.30

Note 2 — Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months and nine-months ended September 30, 2003 and 2002 (dollars in thousands, except per share amounts):

VALLEY COMMUNITY BANCSHARES, INC.	Three Months Ended		Nine Months Ended
Earnings Per Share	September 30,		September 30,

	2003	2002	2003	2002

NUMERATOR:
Net income	$590	$503	$1,600	$1,562
DENOMINATOR:
Denominator for basic earnings per share:
Weighted average shares	1,173,200	1,183,116	1,172,238	1,183,097
Effect of diluted securities — stock options	4,792	10,811	4,734	11,107
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of diluted stock options	1,177,992	1,193,927	1,176,972	1,194,204
Basic earnings per share	$0.50	$0.43	$1.36	$1.32
Diluted earnings per share	$0.50	$0.42	$1.36	$1.31

Note 3 –Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to $479,000 and $634,000, respectively, for the three months ended September 30, 2003 and 2002, respectively. Total comprehensive income amounted to $1,447,000 and $1,870,000, respectively, for the nine months ended September 30, 2003 and 2002, respectively.

Note 4 — Investment Securities

Investment securities have been classified as available-for-sale in according with management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

September 30, 2003
Securities Available-For-Sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$14,823	$196	$	$15,019
State and political subdivisions	6,988	366	9	7,345
Mortgage-backed securities	17,997	176	62	18,111

	$39,808	$738	$71	$40,475

December 31, 2002
Securities Available-For-Sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and U.S. Government corporations and agencies	$10,662	$226	$	$10,888
State and political subdivisions	5,404	323		5,727
Mortgage-backed securities	14,104	350		14,454

	$30,170	$899	$	$31,069

Note 5 — Loans

The major classifications of loans at September 30, 2003 and December 31, 2002 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio
(dollars in thousands)	September 30,		December 31,

	2003		2002

	Amount	Percent	Amount	Percent

Real Estate
Construction	$11,735	10.4%	$9,276	8.8%
Mortgage	12,014	10.7%	15,080	14.3%
Commercial	61,371	54.6%	55,266	52.3%
Commercial	24,919	22.1%	23,502	22.3%
Consumer and other	2,318	2.1%	2,339	2.2%
Lease financing	69	0.1%	83	0.1%

Total loans	112,426	100.0%	105,546	100.0%

Deferred loan fees	(191)		(192)

Net loans	$112,235		$105,354

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

The allowance for loan losses at September 30, 2003 and December 31, 2002, totaled $1,388,000. Management believes that the allowance for loan losses at September 30, 2003 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience
	Three months September 30,		Nine months September 30,

	2003	2002	2003	2002

Balance at beginning of period	$1,388	$1,249	$1,388	$1,156
Charge-offs		5		5
Recoveries:				2

Net recoveries	-0-	5	-0-	3
Additions charged to operations		76		167

Balance at end of period	$1,388	$1,320	$1,388	$1,320

Note 7 – Business Segment Information

Beginning January 1999 and through December 2002, the Company owned two community-banking institutions, Puyallup Valley Bank and Valley Bank. These banks were managed at the subsidiary bank level. Each subsidiary bank had a board of directors and an executive management team responsible for the operation and performance of the respective subsidiary bank.

On January 17, 2003, the Company merged the subsidiary banks into one community bank named Valley Bank. In addition, the company consolidated its board of directors and executive management team into a new organizational structure, while converting separated banking systems into a single operation. As a result of these system and organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three-month and nine-month period ended September 30, 2003.

Note 8 – Change in Accounting Estimate

During the second quarter ended June 30, 2003, the Company sold real estate held for investment at a profit of $211,000. Because the buyer’s initial investment was inadequate the Company accounted for the transaction using the installment sales method, as permitted by Financial Accounting Standard No. 66 “Accounting for Real Estate”. At that time $38,000 was recorded as income and the remaining $173,000 was deferred. During the third quarter ended September 30, 2003, the buyer made additional payments to the Company resulting in an adequate investment. As a result, as permitted by FAS-66, the Company changed to the full accrual accounting method and recognized the remaining deferred gross profit.

Note 9 – Impact of New Accounting Issues

During the third quarter of 2003 the Financial Accounting Standard Board (“FASB”) did not issue any new accounting pronouncements.

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

On September 5, 2002, the Bank opened a new banking facility in Kent Washington. The office operates in a temporary leased facility until a permanent facility can be constructed, which should occur during the third quarter of 2004.

During April 2003 the Bank opened a loan production office in Gig Harbor Washington. The new office operates in a leased facility until a permanent banking facility can be located.

Valley Bank is a wholly owned subsidiary of the Company.

Results of Operations

The Company earned net income of $590,000 or $0.50 per diluted share for the three months ended September 30, 2003, compared to net income of $503,000 or $0.42 per diluted share, for the three months ended September 30, 2002, an increase of 17.3 percent. The Company’s return on average assets was 1.29 percent for the three months ended September 30, 2003, compared to 1.19 percent for the three months ended September 30, 2002.

The Company earned net income of $1,600,000 or $1.36 per diluted share for the nine months ended September 30, 2003, compared to net income of $1,562,000 or $1.31 per diluted share, for the nine months ended September 30, 2002, an increase of 2.4 percent. The Company’s return on average assets was 1.21 percent for the nine months ended September 30, 2003, compared to 1.29 percent for the nine months ended September 30, 2002.

The increase in net income for the three and nine-month periods ended September 30, 2003 was primarily related to increased noninterest income and a lower provision for loan losses, partially offset by increased noninterest expense. The increase in noninterest income resulted from a significant increase in origination fees on mortgage loans brokered and from the amortization of the deferred gain on the sale of real estate held for investment. The increase in noninterest expense resulted from the increased staffing levels of the Bank’s new Kent and Gig Harbor offices and Puget Sound Mortgage Brokers, which significantly increased salaries and employee benefits and occupancy expenses during the three and nine-month periods. A decrease in the Company’s net interest margin also negatively impacted earnings during the three and nine-month period.

The higher operating costs as a result of opening the new Kent and Gig Harbor offices will continue to be negatively impact the profitability of the Company until the new offices generate sufficient revenues to offset the added operating costs. It is anticipated the new offices will not breakeven until after 2003.

The Company’s net income is derived principally from the operating results of its banking subsidiary Valley Bank. Valley Bank is a well-established commercial bank and generates substantially all of the Company’s operating income.

The following table shows the various performance ratios for the Company for the three and nine months ended September 30, 2003 and 2002, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
 Selected Financial Data 1
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Financial Performance
Net Income	$590	$503	$1,600	$1,562
Average Assets	182,057	168,391	176,651	162,316
Average Stockholders’ Equity	22,781	22,145	22,494	21,563
Return on Assets (net income divided by average assets)	1.29%	1.19%	1.21%	1.29%
Return on Equity (net income divided by average equity)	10.27%	9.01%	9.51%	9.69%
Net Interest Margin (net interest income (tax adjusted) Divided by earning assets)	4.64%	5.34%	4.83%	5.41%
Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	63.55%	63.11%	66.69%	62.63%
Ratio of noninterest income to average assets	3.34%	3.37%	3.53%	3.42%

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

The earnings on certain assets are exempt from federal income tax. It is customary in the financial services industry to analyze changes in net interest income on a “tax equivalent” (TE) basis. TE is a non-GAAP performance measure used by management in operating the business, which management believes provides investors with a more accurate picture of the interest margin for comparative purposes. Under this method, nontaxable income from loans and investments is adjusted to an amount, which would have been earned if such income were subject to federal income tax.

The discussion below presents an analysis based on tax equivalent amounts at a 34% tax rate.

VALLEY COMMUNITY BANCSHARES, INC.
 Net Interest Income, adjusted to a Tax Equivalent Basis
(dollars in thousands),

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income, as reported	$2,246	$2,533	$6,833	$7,413
Effect of tax exempt income	36	39	102	116

TE interest income	2,282	2,572	6,935	7,529
interest expense	297	469	1,007	1,448

TE net interest income	$1,985	$2,103	$5,928	$6,081

TE net interest income, divided by average earning assets is referred to as net interest margin. For the three months ended September 30, 2003 the Company’s net interest margin was 4.64 percent compared to 5.34 percent for the three months ended September 30, 2002. For the nine months ended September 30, 2003 the Company’s net interest margin was 4.83 percent compared to 5.41 percent for the nine months ended September 30, 2002.

TE interest income was $2,282,000 for the three months ended September 30, 2003 compared to $2,572,000 for the three months ended September 30, 2002. The three-month decrease was primarily the result of a significant decrease in the yield earned on earning assets. The yield on interest-earning assets decreased to 5.34 percent for the three months ended September 30, 2003 compared to 6.53 percent during the same period a year ago. The yield decrease reflects an overall decline in market interest rates.

TE interest income was $6,935,000 for the nine months ended September 30, 2003 compared to $7,529,000 for the nine months ended September 30, 2002. The nine-month decrease was primarily the result of a significant decrease in the yield earned on earning assets. The yield on interest-earning assets decreased to 5.65 percent for the nine months ended September 30, 2003 compared to 6.70 percent during the same period a year ago. The yield decrease reflects an overall decline in market interest rates.

Interest expense was $297,000 for the three months ended September 30, 2003 compared to $469,000 for the three months ended September 30, 2002. The cost of funds decreased to 0.94 percent for the three months ended September 30, 2003 compared to 1.60 percent during the same period a year ago. The decrease for the three-month period was due to a decrease in the Company’s cost of funds resulting from an overall decline in market interest rates.

Interest expense was $1,007,000 for the nine months ended September 30, 2003 compared to $1,448,000 for the nine months ended September 30, 2002. The cost of funds decreased to 1.11 percent for the nine months ended September 30, 2003 compared to 1.73 percent during the same period a year ago. The decrease for the nine-month period was due to a decrease in the Company’s cost of funds resulting from an overall decline in market interest rates.

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

In the event of an increase market interest rates, the Company’s TE net interest income and margin may decrease because the Company has a significant amount of interest bearing liabilities subject to repricing when compared to interest earning assets. This may be somewhat offset because the rate paid on deposits with administered interest rates generally do not increase as rapidly as an account whose rates change with market interest rates. In the event of continued low market interest rates, the Company anticipates a further decrease in net interest margin as interest-earning assets reprice to the lower interest rate levels.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended September 30, 2003 and 2002:

VALLEY COMMUNITY BANCSHARES, INC.
 AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Three Months Ended September 30,

	2003			2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
ASSETS	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets
Loans (including fees) [1]	$112,349	$1,897	6.70%	$110,616	$2,081	7.46%
Investment securities 2 3	36,473	302	3.28%	32,215	404	4.97%
Interest bearing deposits with banks	15,848	67	1.68%	12,175	76	2.48%
Federal funds sold	4,604	11	0.95%	835	3	1.41%
Federal Home Loan Bank Stock	367	5	5.40%	491	8	6.46%

Total Interest-earning assets	169,641	2,282	5.34%	156,332	2,572	6.53%
Total noninterest-earning assets	12,416			12,059

TOTAL ASSETS	$182,057			$168,391

Interest-bearing liabilities
Deposits	$124,798	296	0.94%	$115,627	467	1.60%
Other borrowed funds	483	1	0.82%	496	2	1.60%

Total Interest-bearing liabilities	125,281	297	0.94%	116,123	469	1.60%
Noninterest-bearing liabilities	33,995			30,123
Stockholders’ equity	22,781			22,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,057			$168,391

Net interest spread		$1,985	4.40%		$2,103	4.92%

Margin Analysis
TE interest income/ earning assets		$2,282	5.34%		$2,572	6.53%
Interest expense/earning assets		297	0.69%		469	1.19%

Net interest margin		$1,985	4.64%		$2,103	5.34%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin for the nine months ended September 30, 2003 and 2002:

VALLEY COMMUNITY BANCSHARES, INC.
 AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Nine Months Ended September 30,

	2003			2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
ASSETS	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets
Loans (including fees) [1]	$109,874	$5,743	6.99%	$105,546	$6,027	7.63%
Investment securities 2 3	33,850	923	3.65%	32,363	1,247	5.15%
Interest bearing deposits with banks	17,194	231	1.80%	11,559	230	2.66%
Federal funds sold	2,808	22	1.05%	282	3	1.42%
Federal Home Loan Bank Stock	379	16	5.64%	485	22	6.06%

Total Interest-earning assets	164,105	6,935	5.65%	150,235	7,529	6.70%
Total noninterest-earning assets	12,546			12,081

TOTAL ASSETS	$176,651			$162,316

Interest-bearing liabilities
Deposits	$121,331	1,003	1.11%	$111,786	1,443	1.73%
Other borrowed funds	476	4	1.12%	423	5	1.58%

Total Interest-bearing liabilities	121,807	1,007	1.11%	112,209	1,448	1.73%
Noninterest-bearing liabilities	32,350			28,544
Stockholders’ equity	22,494			21,563

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,651			$162,316

Net interest spread		$5,928	4.54%		$6,081	4.98%

Margin Analysis
TE interest income/ earning assets		$6,935	5.65%		$7,529	6.70%
Interest expense/earning assets		1,007	0.82%		1,448	1.29%

Net interest margin		$5,928	4.83%		$6,081	5.41%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s change in TE net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three and nine month period ended September 30, 2003 compared to the three and nine month period ended September 30, 2002:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Three Months ended September 30,
 (dollars in thousands)

	2003 Compared to 2002

	Volume	Rate	Net

TE Interest income
Loans (including fees) [2]	$32	$(216)	$(184)
Investment securities [3]	48	(150)	(102)
Interest bearing deposits with banks	19	(28)	(9)
Federal funds sold	9	(1)	8
Federal Home Loan Bank Stock	(2)	(1)	(3)

	106	(396)	(290)
Interest-bearing liabilities
Total deposits	35	(206)	(171)
Other borrowed funds		(1)	(1)

	35	(207)	(172)

	$71	$(189)	$(118)

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Nine Months ended September 30,
 (dollars in thousands)

	2003 Compared to 2002

	Volume	Rate	Net

TE Interest income
Loans (including fees) [2]	$240	$(524)	$(284)
Investment securities [3]	55	(379)	(324)
Interest bearing deposits with banks	90	(89)	1
Federal funds sold	20	(1)	19
Federal Home Loan Bank Stock	(5)	(1)	(6)

Total Interest-earning assets	400	(994)	(594)
Interest-bearing liabilities
Total deposits	115	(555)	(440)
Other borrowed funds	1	(2)	(1)

Total Interest-bearing liabilities	116	(557)	(441)

TE net interest income	$284	$(437)	$(153)

[1]	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

[2]	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

[3]	Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%.

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $0 for loan losses for the three months ended September 30, 2003 compared to $76,000 during the same three-month period last year. The Company provided $0 for loan losses for the nine months ended September 30, 2003 compared to $167,000 during the same nine-month period last year. The 2002 provision was made as a result of increasing loans.

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

Noninterest income was $460,000 for the three months ended September 30, 2003, a 127.7 percent increase from $202,000 for the three months ended September 30, 2002. The increase in noninterest income for the three-month period ended September 30, 2003 was the result of increased loan origination fees on mortgage loans brokered, the amortization of the deferred gain on real estate held for investment, and other operating income partially offset by lower service charges.

Noninterest income was $1,169,000 for the nine months ended September 30, 2003, a 76.9 percent increase from $661,000 for the nine months ended September 30, 2002. The increase in noninterest income for the nine month period ended September 30, 2003 was the result of higher service charges, increased loan origination fees on mortgage loans brokered, the amortization of the deferred gain on real estate held for investment, and other operating income partially offset by lower security gains. The purchase of Puget Sound Mortgage Brokers resulted in a significant increase in the volume of mortgage loans brokered and increased loan origination fees.

Noninterest expense was $1,531,000 for the three months ended September 30, 2003, a 7.1 percent increase from $1,430,000 for the three months ended September 30, 2002. The increase in noninterest expense for the three-month period ended September 30, 2003 was primarily the result of increased salaries and employee benefits, operating, and other expenses associated with the opening of the new Kent and Gig Harbor facilities and the operation of Puget Sound Mortgage Brokers. The percentage of noninterest expense to average assets was 3.34 percent for the three months ended September 30, 2003, compared to 3.37 percent during the same period last year.

Noninterest expense was $4,665,000 for the nine months ended September 30, 2003, a 12.4 percent increase from $4,150,000 for the nine months ended September 30, 2002. The increase in noninterest expense for the nine-month period ended September 30, 2003 was primarily the result of increased salaries and employee benefits, occupancy, operating, and other expenses associated with the opening of the new Kent and Gig Harbor facilities and the operation of Puget Sound Mortgage Brokers. Occupancy expense also increased as a result of higher depreciation expense resulting from the recently completed remodel of the Main Office facility. The increase in professional fees resulted from the merger of Puyallup Valley Bank and Valley Bank. The percentage of noninterest expense to average assets was 3.53 percent for the nine months ended September 30, 2003, compared to 3.42 percent during the same period last year.

The following table sets forth information concerning the various components of the Company’s noninterest expense for the three and nine months ended September 30, 2003 and 2002, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
 Noninterest Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Noninterest Expense
Salaries	$644	$630	$1,955	$1,750
Employee benefits	165	149	504	446
Occupancy	143	128	415	383
Equipment	115	102	330	340
Operating	126	108	404	337
Software	46	45	151	140
Advertising and marketing	49	40	124	98
Professional	37	43	169	145
Business and occupation tax	34	46	101	104
Other	172	139	512	407

Total noninterest expense	$1,531	$1,430	$4,665	$4,150

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 63.6 percent for the three months ended September 30, 2003 compared to 63.1 percent for the three months ended September 30, 2002. The Company’s efficiency ratio was 66.7 percent for the nine months ended September 30, 2003 compared to 62.6 percent for the nine months ended September 30, 2002. The increase in the ratio was primarily due to a significant increase in noninterest expense, partially offset by an increase in noninterest income.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months September 30, 2003, was $288,000 compared to $257,000 for the three month ended September 30, 2002. The provision for the nine months September 30, 2003, was $730,000 compared to $747,000 for the nine month ended September 30, 2002. The provision represents an effective tax rate of 31 and 32 percent during 2003 and 2002, respectively. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities.

Financial Condition

The Company’s total consolidated assets increased 8.5 percent to $186.3 million as of September 30, 2003, compared to $171.7 million as of December 31, 2002. Loans and deposits increased 6.5 percent and 8.9 percent, respectively during the nine month period ended September 30, 2003. The deposits not invested in loans were invested in securities available-for-sale along with the funds provided from the decrease in interest bearing deposits with banks. The result was an increase in the percentage of securities held for investment to total assets. Stockholders’ equity increased 3.5 percent as a result of earnings during the nine-month period ended September 30, 2003, partially offset by the payment of a 60¢ per share cash dividend to stockholders and a decrease in other comprehensive income.

Investment Portfolio

The major classifications of investments at September 30, 2003 and December 31, 2002, are summarized in Note 4 – Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At September 30, 2003, the Company had $40.5 million of securities available-for-sale, compared to $31.1 million as of December 31, 2002. The Company purchased approximately $28.6 million in securities this year, although investment securities increased by $9.4 million during 2003, They were funded primarily with $18.8 million of securities either maturing or sold during 2003 along with a decrease in interest bearing deposits with banks and from excess deposits. All sectors of the portfolio increased during the nine month period.

At September 30, 2003, all of the Company’s securities were classified as available-for-sale. Management believes that holding securities as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at September 30, 2003 and December 31, 2002, are summarized in Note 5 – Loans in the Notes to Condensed Consolidated Financial Statements.

In addition to the major classifications of loans summarized in Note 5, the Company has additional loan concentrations exceeding 10 percent of total loans at September 30, 2003. They include loans to medical doctors and dentists in the amount of approximately $23.5 million.

Loans were $112.2 million as of September 30, 2003, compared to $105.4 million as of December 31, 2002, an increase of 6.45 percent. The increase was primarily in real estate construction and real estate commercial loans, partially offset by a decrease in real estate mortgage loans. The percentage of loans to total assets decreased slightly to 60.6 percent at September 30, 2003 compared to 61.4 percent at December 31, 2002. It continues to be management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
 Non-performing Assets

	September 30,	December 31,
	2003	2002

Non-performing assets:
Nonaccrual loans	$153	$
Loans 90 days or more past due
Restructured loans

	153	-0-
Other real estate owned

Total non-performing assets	$153	$-0-

As of September 30, 2003, the Company had $153,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had $0 in nonperforming assets as of December 31, 2002.

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

During the three-month period ended September 30, 2003 there were two loans on nonaccrual status. During the nine-month period ended September 30, 2003 there were three commercial loans on nonaccrual status. The gross income that would have been recorded for the nine-month period ended September 30, 2003 if the nonaccrual loan had been current and in accordance with its original term approximates $3,000. Interest recognized on the loan for the year was approximately $3,000.

During the three-month and nine-month period ended September 30, 2002 there was one commercial loan on nonaccrual status. The gross income that would have been recorded for the nine-month period ended September 30, 2002 if the nonaccrual loan had been current and in accordance with its original term approximates $3,000. Interest recognized on the loan for the year was insignificant.

Potential Problem Loans

At September 30, 2003 and December 31, 2002, the Company had two potential problem commercial real estate loans totaling approximately $2,353,000 and $2,464,000, respectively. The Company believes that the loans are secured by sufficient collateral and guarantor financial strength to repay the loans, although there can be no assurances given with respect to potential losses in these credits. These loans are in addition to those categorized as non-performing listed above. Although these loans are currently classified as performing, management has information regarding credit weakness inherent in the loans.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
 Loan Loss Experience

	Analysis of the Allowance for Loan Losses

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Average Allowance for Loan Losses	$1,388	$1,278	$1,388	$1,216
Average Loans Outstanding	$112,349	$110,616	$109,874	$105,546
Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.01%	0.00%	0.01%
Ratio of average allowance for loan losses to average loans outstanding	1.24%	1.16%	1.26%	1.15%

There were no loan charge-offs during the three and nine months ended September 30, 2003. There were $5,000 in loan charge-offs during the three and nine months ended September 30, 2002. The charge-off was in the Company’s consumer loan portfolio. The ratio of the average allowance for loan losses to average loans outstanding totaled 1.26 percent for the nine months ended September 30, 2003 compared to 1.15 percent during the same period last year. The increase in the ratio results from loan recoveries added to the allowance during the fourth quarter of 2002 and also a significant reduction in the loan portfolio during the fourth quarter of 2002. At September 30, 2003, the allowance for loan losses as a percent of loans totaled 1.24 percent compared to 1.32 percent at December 31, 2002.

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

Deposits increased 8.9 percent to $160.6 million as of September 30, 2003, compared to $147.4 million as of December 31, 2002. The increase occurred in demand deposits, money market deposits, and savings deposits during the nine-month period, partially offset by a reduction in time certificates of deposit.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.
 Deposits
(dollars in thousands)

	Period ended,

	September 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Noninterest bearing demand deposits	$33,017	$20.6%	$29,119	19.8%
Interest bearing demand deposits	23,189	14.4%	21,733	14.7%
Money market deposits	43,893	27.3%	35,506	24.1%
Savings deposits	16,495	10.3%	14,343	9.7%
Time certificates < $100,000	22,195	13.8%	25,395	17.2%
Time certificates > $100,000	21,783	13.6%	21,340	14.5%

	$160,572	$100.0%	$147,436	100.0%

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2003 contributed $3.1 million to liquidity compared to $2.5 million for the nine months ended September 30, 2002. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $13.1 million for the nine months ended September 30, 2003 compared to $11.6 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, demand deposits, money market deposits and savings deposits provided the majority of the deposit growth. Another important source of liquidity is investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $18.7 million for the nine months ended September 30, 2003 compared to $11.3 million for the nine months ended September 30, 2002.

At September 30, 2003, the Company held cash and due from banks, interest-bearing deposits with banks, and federal funds sold of approximately $27.5 million. In addition, at such date $40.55 million of the Company’s investments were classified as available for sale.

The Bank has the capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Bank must maintain unencumbered collateral with a value at least equal to the outstanding balance. In addition to the FHLB credit line, the Bank has committed line of credit agreements totaling approximately $9.5 million from unaffiliated banks. At September 30, 2003, the Bank had no advances outstanding to the FHLB or from unaffiliated banks.

The Bank has commitments to extend credit, which may have an impact on the Company’s liquidity position. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. The Company experience suggests customers draw on approximately 75 percent of loan commitments. Commitments to extend credit at September 30, 2003 and December 31, 2002 were $21.1 and $19.8 million, respectively.

The Company’s total stockholders’ equity increased to $23.3 million at September 30, 2003 from $22.5 million at December 31, 2002. The 3.5 percent increase was the result net income earned during the nine months ended September 30, 2003, partially offset by a 60¢ dividend per share paid to stockholders of record on December 31, 2002 and lower unrealized gains recorded on securities available for sale, net of income tax. At September 30, 2003, stockholders’ equity was 12.6 percent of total assets, compared to 13.1 percent at December 31, 2002.

The market value of available-for-sale securities was greater than book value at both September 30, 2003 and December 31, 2002, primarily as a result of low market interest rates, which resulted in unrealized gains in the investment portfolio. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. At September 30, 2003, the Company performed a simulation analysis of changes in the market value of the investment portfolio given a 300 basis point increase in interest rates. The analysis indicated a decrease in market value of approximately $1.5 million net of federal income tax. Although stockholder’s equity would be reduced by approximately 6.5 percent, the Company would still be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

The current guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, 20% of unrealized gain of equity securities, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. The Bank has not received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, bank assets are given risk-weights of 0%, 20%, 50% or 100%. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating). The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3% level is expected to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Bank is qualified as “well-capitalized” at September 30, 2003. Management believes that under the current regulations the Bank will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Bank such as a downturn in the economy where the Bank have most of their loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Bank as of September 30, 2003, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
 Capital

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
	Actual			Adequacy Purposes			Action Provisions

As of September 30, 2003	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital
(to Risk-Weighted Assets)
Consolidated	$24,116	18.4%	>	$10,470	8.0%	>	$13,087	10.0%
Valley Bank	$22,765	17.4%	>	$10,470	8.0%	>	$13,087	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$22,728	17.4%	>	$5,235	4.0%	>	$7,852	6.0%
Valley Bank	$21,377	16.3%	>	$5,235	4.0%	>	$7,852	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$22,728	12.5%	>	$7,279	4.0%	>	$9,099	5.0%
Valley Bank	$21,377	11.8%	>	$7,272	4.0%	>	$9,091	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

(b) Changes in Internal Controls: In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 5. OTHER INFORMATION

     Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation of Valley Community Bancshares, Inc. *

3.2	Restated Bylaws of Valley Community Bancshares, Inc. ^

10.	Material contracts of Valley Community Bancshares, Inc.

10.1	Severance agreement for Mr. Brown *

10.2	Severance agreement for Mr. Thompson *

10.3	Severance agreement for Mr. Riordan *

10.4	Severance agreement for Mr. Pickett *

10.5	Deferred Compensation Agreement for Mr. Brown *

10.6	Deferred Compensation Agreement for Mr. Thompson #

10.7	1998 Stock Option Plan *

10.8	401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *

31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits set forth on Registrant’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

#	Incorporated by reference to the Exhibits set forth on Registrant’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

^	Incorporated by reference to the Exhibits set forth on Registrant’s June 2002 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002.

(b)	Reports on Form 8-K

The Company filed a current report on Items 7 and 12 of Form 8-K on August 1, 2003. The report included a press release announcing second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC.
(Registrant)

Date:	November 3, 2003	By	/s/ David H. Brown

David H. Brown
President and Chief Executive Officer

Date:	November 3, 2003	By	/s/ Joseph E. Riordan

Joseph E. Riordan
Executive Vice President and Chief Financial Officer