Form 10-K
period 2003-12-31
VALLEY COMMUNITY BANCSHARES INC
filed 2004-03-30
CIK 1107419

Valley Community Bancshares, Inc.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

There is no active trading market for the Registrant’s voting securities. The Registrant’s voting common stock is not listed on any exchange or quoted on Nasdaq. The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 18, 2004, was $31,808,704 (based on the last sale at $32 per share on February 18, 2004).

Number of shares of common stock outstanding as of February 18, 2004:	1,237,080

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II of this Report, to the extent not set forth herein, is incorporated herein by reference from registrant’s 2003 Annual Report distributed to shareholders, and attached as an exhibit under Item 15.

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Valley Community Bancshares, Inc.

CROSS REFERENCE TABLE

		PAGE
		ANNUAL
		REPORT		FORM
		(1)		10-K
PART I
Item 1.	Business
	Forward Looking Statements			2
	Supervision and Regulation			5
Item 2.	Properties	29		8
Item 3.	Legal Proceedings	33		8
Item 4.	Submission of Matters to a Vote of Security Holders			8

PART II
Item 5.	Market for Registrant’s Common Equity and Related
	Stockholder Matters	40		8
Item 6.	Selected Financial Data	3		8
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operation	4		8
Item 7a.	Quantitative and Qualitative Disclosure about Market Risk	16		9
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes and Disagreements with Accountants on Accounting
	and Financial Disclosure	18		9
Item 9A.	Controls and Procedures			9

PART III
Item 10.	Directors and Executive Officers of the Registrant		(2)	10
Item 11.	Executive Compensation		(2)	11
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters		(2)	11
Item 13.	Certain Relationships and Related Transactions		(2)	11
Item 14.	Principal Accounting Fees and Services		(2)	11

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on
	Form 8-K			12

(1)	Refers to page numbers of the 2003 Annual Report attached as an Exhibit under Item 15.

(2)	The information required by these Items is contained in the following headings in the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2004:

Item 10: “Election of Directors” & “Compliance with Section 16(a) of the Exchange Act”
Item 11: “Executive Compensation”
Item 12: “Security Ownership of Certain Beneficial Owners and Management”
Item 13: “Interest of Management in Certain Transactions”
Item 14: “Independent Auditors”
EXHIBIT 13
EXHIBIT 14
EXHIBIT 21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Valley Community Bancshares, Inc.

FORWARD-LOOKING STATEMENTS

Except for historical financial information contained herein, certain matters discussed in this Form 10-K of Valley Community Bancshares, Inc. constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to Valley Community Bancshares, Inc. and Valley Bank include, but are not limited to, those related to the economic environment, particularly in the areas in which the Company and the Bank operate, loan delinquency rates, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

Part I

Item 1. Business

General

Valley Community Bancshares, Inc. (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The administrative offices of the Company are located at 1307 East Main Avenue, Puyallup, Washington 98372, and its telephone number is (253) 848-2316.

The Company was organized and incorporated under the laws of the State of Washington as a holding company for its principal banking subsidiary, Valley Bank, a state chartered, Federal Deposit Insurance Corporation (the “FDIC”) insured commercial bank, through a reorganization completed on July 1, 1998. The Company conducts its business primarily through Valley Bank. Valley Bank is referred to as the “Bank” in this discussion.

The principal sources of the Company’s revenue are (i) interest and fees on loans; (ii) deposit service charges; (iii) merchant credit and debit card processing fees; (iv) interest on federal funds sold and deposits in the Bank (funds loaned on a short-term basis to other banks); (v) interest on investments (principally government securities); and (vi) origination fees on mortgage loans brokered. The Bank’s lending activities consist of short- to medium-term commercial and consumer loans, including operating loans and lines of credit, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans or lines of credit, home improvement loans, and rehabilitation loans. The Bank also offers cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts for various accounts.

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

The organizers of the Bank commenced formation efforts in 1972 as Puyallup Valley Bank. Puyallup Valley Bank was formally incorporated on January 9, 1973, under the laws of the State of Washington after having received approval to organize from the Division of Banks of the Washington Department of Financial Institutions (the “Division”) and the FDIC, and commenced operations during October 1973. Puyallup Valley Bank was organized with capital of $400,000 through the sale of 20,000 shares of Common Stock at an initial offering price of $20 per share (a price of $0.92 per share as adjusted for stock dividends and stock splits).

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

Valley Bank is the sole wholly owned subsidiary of the Company.

Available Information

The Company has plans to make available a website at www.vbwa.com beginning the third quarter of 2004. At that time the Company will make available, free of charge, on its website its annual report on the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s reports filed with, or furnished to, the SEC are currently available at the SEC’s website at www.sec.gov.

Business Segment Information

Beginning January 1999 and through December 2002, the Company’s operations were separated into two bank subsidiaries, Puyallup Valley Bank and Valley Bank. Each subsidiary bank had a board of directors and an executive management team responsible for the operation and performance of the respective subsidiary bank.

On January 17, 2003, the Company merged the subsidiary banks into one community bank named Valley Bank. In addition, the company consolidated its board of directors and executive management team into a new organizational structure, and converting separated banking systems into a single operation. As a result of these system and organizational changes, financial information is only provided for one reportable segment for the year ended December 31, 2003.

Market Area

The Company’s principal market area is located in the South King County and Eastern Pierce County regions of Washington State. King County and Pierce County are the two most populous counties in Washington State, with nearly 2,500,000 residents. The economy of the region is dependent upon aerospace, high technology, foreign trade, and natural resources, including agriculture and timber. The region has become more diversified over the past decade as a result of the success of software companies such as Microsoft and the establishment of numerous research and biotechnology firms. The regional economy generally has experienced strong growth and stability in recent years. However, during the fourth quarter of 2001 and throughout 2003 the regional economy has slowed significantly especially in the aerospace and high technology sectors.

Valley Community Bancshares, Inc.

Eastern Pierce County, where Valley Bank has seven locations, is located approximately 30 miles southeast of Seattle and 5 miles northeast of Tacoma, the region’s two largest cities. The area includes several residential and agricultural communities including Puyallup, South Hill, Sumner, Edgewood, Graham, Orting, and Summit/Fredrickson, and has a population in excess of 150,000 residents. This area is characterized as the Company’s principal market area.

South King County, where Valley Bank has locations in Auburn and Kent, is centrally located between Seattle and Tacoma and has a population of nearly 300,000 residents. The community is supported by light industry, aerospace, and forest products industries. The Company considers the Auburn and Kent Valley a natural area of expansion because of its close proximity to Eastern Pierce County.

Business Strategy

As a locally owned financial institution, the Company emphasizes local banking needs. The Company seeks to achieve growth in order to establish and then maintain a strong return on equity. The strategy to accomplish these goals is to focus on small businesses that traditionally develop an exclusive relationship with a single bank. The Bank also has the size to give personal attention required by business people and significant credit expertise to help these businesses meet their goals.

The Bank offers to its customers a full range of deposit services that are typically available in most Bank and savings and loan associations, including checking accounts, savings accounts, and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. One major goal in developing the Bank’s product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive in the area. In addition, retirement accounts such as IRAs (Individual Retirement Accounts) are available. The FDIC, up to the maximum amount, insures all deposit accounts. The Bank solicits these accounts from small to medium-sized businesses in their respective primary trade areas, and from individuals who live and/or work within these areas.

The Bank offers loans to its diverse markets and communities. The market consists of South King County and East Pierce County in general and the areas in and around Puyallup, Auburn and Kent in particular. Loans are provided to creditworthy borrowers regardless of their race, color, national origin, religion, sex, age, marital status, sexual orientation, disability, receipt of public assistance, or any basis prohibited by law. The Bank intends to fulfill this commitment while maintaining prudent credit practices. In the course of fulfilling its obligation to meet the credit needs of the communities which they serve, the Bank gives consideration to each credit application regardless of the fact that the applicant may reside in a low to moderate income neighborhood, and without regard to the geographic location of the residence, property, or business within its market areas.

The Bank provides innovative, quality, financial products that meet the banking needs of its customers and communities. The loan programs and acceptance of certain loans may vary from time to time, depending upon funds available and regulations governing the banking industry. The Bank offers all basic types of credit to its local communities, including commercial and consumer loans. The types of loans within these categories are as follows:

Commercial Loans

Commercial loans are typically made to sole proprietorships, partnerships, corporations, and other business entities, municipalities, and individuals, where the loan is to be used primarily for business purposes. The types of loans the Bank offers include:

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

The Bank offers traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machines, and offers debit cards to checking account customers. In addition, the Bank, through Puget Sound Mortgage Brokers, offers single-family residential loans from mortgage brokers. The Bank also provides other non-bank products such as mutual funds, annuities, and insurance.

Employees

At December 31, 2003, the Bank had 57 full-time and 20 part-time employees. The Company does not have any employees. Management considers its relations with employees to be satisfactory.

Valley Community Bancshares, Inc.

Competition

The geographic market area served by the Bank is highly competitive with respect to both loans and deposits. The Bank competes principally with commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions. The major commercial bank competitors are the regional banks (Columbia State Bank and Frontier Bank) and national banks (Key Bank National Association, Bank of America National Trust and Savings Association, U.S. Bank National Association and Wells Fargo Bank) that have a branch or branches within the Bank’s primary trade areas. Washington Mutual Savings Bank is another formidable competitor within the Bank’s primary trade area. Among the advantages such larger banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Bank (but are often offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank’s total capital), such banks have substantially higher lending limits than the Bank.

The Bank also competes with the financial markets for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of a commercial bank to attract and hold deposits. Further, commercial banks compete for available funds with money market instruments and similar investment vehicles offered by institutions such as brokerage firms, credit card companies, and retailers (e.g., Sears, Roebuck & Co.). In periods of high interest rates, such money market funds have provided substantial competition to the Bank for deposits, and it is anticipated that they may continue to do so in the future.

The Company believes that the principal competitive factors affecting the Bank’s markets include interest rates paid on deposits and charged on loans, the range of banking products available and customer service and support. The Company believes the Bank’s products currently compete favorably with respect to these factors; however, there can be no assurance the Bank can maintain its competitive position against current and potential competition, especially those with significantly greater financial resources.

In order to compete with the other financial institutions in their primary trade areas, the Bank uses, to the fullest extent possible, the flexibility, accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, convenient offices, and personal contacts by the Bank officers, directors and employees. The Bank also provides special services and programs for individuals in their primary trade areas who are employed in the business and professional fields.

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

Changes in technology present formidable competitive challenges to the Bank. Large banking institutions typically have the ability to devote significant resources to developing and maintaining technology-based services such as on-line banking and other banking products over the internet, including deposit services and loans. Some new banking competitors offer all of their services on-line. The Bank believes its personal, branch based approach to banking is currently a competitive advantage over the technology based services offered by competitors. However, customer’s preferences may change and the rapid growth of on-line banking could render the Bank’s personal, branch based approach obsolete. The Bank is planning to eventually offer on-line banking services to customers in order to partially offset this risk, although such service will be obtained through a third party vendor and therefore will be subject to the risks inherent in such third party contracts. In addition, the Bank currently offers 24 hour telephone banking to its customers as added protection. There can be no assurances that these efforts will be successful in preventing the loss of customers to competitors.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The section “Average Balances and an Analysis of Average Rates Earned and Paid” and “Analysis of Changes in Interest Income and Expense” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section of the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Investment Portfolio

The section “Investment Portfolio” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section and the section “Note 2 – Investment Securities” contained in Notes to the Consolidated Financial Statements in the 2003 Annual Report, which are both listed as an exhibit under Item 15, is incorporated herein by reference.

Loan Portfolio

The sections “Types of Loans” and “Maturities and Sensitivities of Loans to Changes in Interest Rates” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation and the section “Note 3 – Loans” contained in Notes to the Consolidated Financial Statements in the 2003 Annual Report, which are both listed as an exhibit under Item 15, is incorporated herein by reference.

Risk Elements

The section “Non-Performing Assets”, “Potential Problem Loans”, and “Loan Concentrations” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section of the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

The Company had no foreign loans outstanding during the years ended December 31, 2003, 2002, and 2001.

Summary of Loan Loss Experience

The sections “Summary of Loan Loss Experience ”, “Breakdown of Allowance for Loans by Category”, and “Analysis of the Allowance for Loan Losses” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section and the section “Note 4 – Allowance for Loan Losses” contained in Notes to the Consolidated Financial Statements in the 2003 Annual Report, which are both listed as an exhibit under Item 15, is incorporated herein by reference.

Return on Equity and Assets

The section “Performance Ratios” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation in the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Deposits

The section “Deposits” contained in the Management Discussion and Analysis of Financial Condition and Results of Operation section and the section “Note 6 – Deposits” contained in Notes to the Consolidated Financial Statements in the 2003 Annual Report, which are both listed as an exhibit under Item 15, is incorporated herein by reference.

Valley Community Bancshares, Inc.

Short-Term Borrowings

The section “Note 7-Other Borrowed Funds” and “Note 8-Credit Arrangements ” contained in Notes to the Consolidated Financial Statements in the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

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

The Company and the Bank are subject to extensive federal and Washington State legislation, regulation, and supervision. These laws and regulations are primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations, or regulatory policies may have a material effect on the business, operations, and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

The Company

The Company is a bank holding company by virtue of its ownership of the Bank, and is registered as such with the Board of Governors of the Federal Reserve (the “FRB”). The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), which subjects the Company and the Bank to supervision and examination by the FRB. Under the BHCA, the Company files with the FRB annual reports of its operations and such additional information as the Federal Reserve may require. The FRB may examine a bank holding company and any of its subsidiaries and charge the company for the cost of such an examination.

Source of Strength to the Bank. The FRB takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s position that in serving as a source of strength to its subsidiary bank, bank holding companies should use available resources to provide adequate capital funds to its subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary bank will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

Federal Reserve Approval. Bank holding companies must obtain FRB approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, they would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; and (3) acquire substantially all of the assets of any additional bank.

Control of Nonbank. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company unless the FRB finds the company’s business to be incidental to the business of banking. When making this determination, the FRB in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (“Economic Growth Act”) amended the BHCA to eliminate the requirement that a bank holding company seek FRB approval before engaging de novo in permissible nonbanking activities, if the holding company is well capitalized and meets certain other criteria specified in the same statute. A bank holding company meeting the specifications is now required only to notify the FRB within ten business days after the activity has begun.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring “control” of a bank holding company to provide the FRB with at least 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA before acquiring 25 percent (5 percent if the “company” is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtain control over the Company.

Affiliate Transactions. The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, Sections 23A and 23B of the Federal Reserve Act: (1) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, as defined, to an amount equal to 10 percent of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20 percent of such capital and surplus, and (2) require all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to nonaffiliates. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and other similar type of transactions.

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

Tie-in Limitations. The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 1997, the Federal Reserve has adopted significant amendments to its anti-tying rules that: (1) remove Federal Reserve–imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions.

Valley Community Bancshares, Inc.

Securities Registration and Reporting. The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 and thus the Company is subject to the periodic reporting and proxy solicitation requirements and the insider trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by the Company under that Act can be inspected and copied at or obtained from the Washington D.C. office of the SEC or via the Internet at www.sec.gov. In addition, securities issued by the Company are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

Valley Bank

Applicable federal and state statutes and regulations governing a bank’s operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit any bank under its supervision from engaging in what the FDIC considers to be an unsafe and unsound practice in conducting business.

The Bank is a state-chartered commercial bank subject to extensive regulation and supervision by the Washington Department of Financial Institutions Division of Banks (“DFI”). The Bank is also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. FDICIA also contains provisions which restrict the activities of state-chartered insured banks; amend various consumer banking laws; limit the ability of “undercapitalized banks” to borrow from the Federal Reserve’s discount window; and require regulators to perform periodic on-site bank examinations and set standards for real estate lending. FDICIA and regulations adopted by the FDIC impose additional requirements for annual independent audits and reporting when a bank begins a fiscal year with assets of $500 million or more. Such banks, or their holding companies, are also required to establish audit committees consisting of directors who are independent of management.

Loans to One Borrower. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans to one borrower to 20 percent of unimpaired capital. The Bank is in compliance with applicable loans-to-one-borrower requirements.

FDIC Insurance. Generally, the FDIC, for up to a maximum amount of $100,000, insures customer deposit accounts in banks. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the Bank Insurance Fund (“BIF”) and/or the Savings Association Insurance Fund (“SAIF”), as applicable, based on their risk classification.

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

Under these guidelines, bank assets are given risk-weights of 0 percent, 20 percent, 50 percent, or 100 percent. Most loans are assigned to the 100 percent risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50 percent rating). Most investment securities are assigned to the 20 percent category, except for municipal or state revenue bonds (which have a 50 percent rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0 percent rating).

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

Valley Community Bancshares, Inc.

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

Restrictions on Dividends. Dividends paid to the Company by Valley Bank are the material source of the Company’s cash flow. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

Under Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amounts required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of DFI. Dividends on the Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of DFI.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Currently, reserves of 3 percent must be maintained against total transaction accounts of $49.8 million or less (after a $4.2 million exemption), and an initial reserve of 10 percent (subject to adjustment by the FRB to a level between 8 percent and 14 percent) must be maintained against that portion of total transaction accounts in excess of such amount. The Bank is in compliance with applicable requirements.

The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Company and its banking subsidiary.

Interstate Banking and Branching: The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) generally permits nationwide interstate banking and branching by relaxing federal law restrictions on interstate banking and providing general authorization for interstate branching. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks. Additionally, the Interstate Act permits interstate bank mergers, subject to these state laws, unless the home state of either merging bank has “opted-out” of these provisions by enacting “opt-out” legislation. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also “opt-in” to de novo branching, allowing out-of-state Bank to establish de novo branches within the state.

In 1996, Washington enacted “opting-in” legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, an out-of-state bank holding company may acquire more than 5 percent of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirements of Washington’s interstate banking statute are met, and the bank either (1) was lawfully engaged in banking in Washington on June 6, 1996, (2) resulted from an interstate combination pursuant to Washington law, (3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Director of the DFI may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries. The Agencies adopted regulations under which banks are prohibited from using their interstate branches primarily for deposit production, and have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Community Development. Further effects on the Company and the Bank result from the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”). The Community Development Act (i) establishes and funds institutions that are focused on investing in economically distressed areas, and (ii) streamlines the procedures for certain transactions by financial institutions with federal banking agencies.

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

Regulatory Developments

Congress has enacted significant federal banking legislation in recent years. In 1999, the Gramm-Leach-Bliley Act was enacted, which: (1) repealed historical restrictions on preventing banks from affiliating with securities firms, (2) broadens the activities that may be conducted by national banks and banking subsidiaries of holding companies, and (3) provides an enhanced framework for protecting the privacy of consumers’ information. In addition, bank holding companies may be owned, controlled, or acquired by any company engaged in financially related activities, as long as such company meets regulatory requirements.

Valley Community Bancshares, Inc.

Disclosure Controls and Procedures

The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as the Company now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their Chief Executive and Chief Financial Officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things. The Company is monitoring the status of other related ongoing rulemaking by the SEC and other regulatory entities. Currently, management believes that the Company is in compliance with the rulemaking promulgated to date. However, management believes that the Company has incurred and will continue to incur material costs to comply with the Sarbanes-Oxley Act of 2002, both in terms of internal expenditures and professional fees (particularly audit fees).

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

NATIONAL MONETARY POLICIES

In addition to being affected by general economic conditions, the earnings and growth of the Bank are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the “FRB”). An important function of the FRB is to regulate the money supply, credit conditions, and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and the Federal Reserve Discount Rate, which is the rate charged to member banks to borrow from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. Also important in terms of effect on banks are controls on interest rates paid by banks on deposits and types of deposits that may be offered by banks. The Depository Institutions Deregulation Committee, created by Congress in 1980, phased out ceilings on the rate of interest that may be paid on deposits by commercial banks and savings and loan associations, with the result that the differentials between the maximum rates banks and savings and loans can pay on deposit accounts have been eliminated. The effect of deregulation of deposit interest rates has been to increase banks’ cost of funds and to make banks more sensitive to fluctuations in market rates.

Item 2. Properties

The section “Note 5 – Premises and Equipment” contained in Notes to the Consolidated Financial Statements in the 2003 Annual Report, which is listed as an exhibit under Item 15, and the related information contained in Item 1, reported under the caption “Valley Bank” is incorporated herein by reference.

Item 3. Legal Proceedings

The section “Note 11 – Commitments and Contingent Liabilities (c) Legal Proceedings” contained in Notes to the Consolidated Financial Statements in the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The section “Market Price of and Dividends on Common Equity and Related Stockholder Matters” in the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 6. Selected Financial Data

The section “Selected Financial Data” in the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Valley Community Bancshares, Inc.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The section “Quantitative and Qualitative Disclosure about Market Risk” contained in Management Discussion and Analysis of Financial Condition and Results of Operation in the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements contained in the 2003 Annual Report, which is listed as an exhibit under Item 15, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of December 31, 2003. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls: In the fourth quarter ended December 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that has materially affected, or is reasonably likely to materially affect these controls.

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

Valley Community Bancshares, Inc.

Part III

Item 10. Directors and Executive Officers of the Registrant

For information about Valley Community Bancshares directors and executive officers, see the discussion under “Election of Directors” and “Compliance With Section 16(a) of the Exchange Act,” in the definitive Proxy Statement for Valley Community Bancshares Annual Meeting of Shareholders to be held on April 29, 2004, filed with the Securities and Exchange Commission (the “Proxy Statement”), incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers of the Company.

			Has Served as Executive
			officer
Name	Age	Position with the Company	of the Company Since
David H. Brown	58	Director, President and CEO	1989
Joseph E. Riordan	50	Executive Vice President and CFO	1997
Roy W. Thompson	61	Executive Vice President and Credit Administrator	1989
Richard D. Pickett	54	Executive Vice President and Commercial Loan Officer	1999

The principal occupation or business and experience of the Executive Officers of the Company for the past five years are set forth below. All officers are elected by the Board of Directors and serve at the pleasure of the Board for an unspecified term.

DAVID H. BROWN has been the President and Chief Executive Officer of the Company since its formation and the President and Chief Executive Officer of Valley Bank since 1989. Prior to joining Valley Bank, Mr. Brown was an executive officer with Seafirst Bank for twenty years, beginning as a Management Trainee and concluding his tenure at Seafirst as Manager of Southwest Corporate Banking. Mr. Brown is a graduate of Pacific Coast Banking School and holds a BA from Washington State University.

JOSEPH E. RIORDAN is Executive Vice President and Chief Financial Officer of the Company and Valley Bank. Mr. Riordan was Senior Vice President and Chief Financial Officer of the Company since its formation and Senior Vice President and Chief Financial Officer of Valley Bank since 1997. In January 2001, Mr. Riordan was named Executive Vice President of the Company and Valley Bank. Prior to joining the Company and Valley Bank, Mr. Riordan was Vice President of Finance InterWest Bancorp, Inc. From 1985 through 1996, Mr. Riordan was Vice President and Secretary-Treasurer of Central Bancorporation. Mr. Riordan’s career in the banking industry spans over twenty five years. Mr. Riordan is a Certified Public Accountant, a Certified Management Accountant, and holds a BA in Business Administration from Central Washington University.

ROY W. THOMPSON is Executive Vice President and Credit Administrator of the Company and Valley Bank. Mr. Thompson has been Senior Vice President of the Company since its formation and Senior Vice President and Credit Administrator of Valley Bank since 1989. In January 2001, Mr. Thompson was named Executive Vice President of the Company and Valley Bank. Prior to joining Valley Bank, Mr. Thompson was Vice President and Account Officer of U.S. Bank of Washington in Private Banking. From 1983 through 1988, Mr. Thompson was Vice President and Credit Administrator of Seattle-First National Bank. Mr. Thompson’s career in the banking industry spans over twenty five years. Mr. Thompson is a graduate of Pacific Coast Banking School, holds an MBA in Finance from the United States International University and a BS in Business from the University of Southern California.

RICHARD D. PICKETT was President of Valley Bank – Auburn until the merger of Valley Bank with Puyallup Valley Bank in January 2003. Mr. Pickett was made Executive Vice President and Commercial Loan Officer in December 2003. Mr. Pickett resigned from the Company in February 2004. Prior to joining Valley Bank, Mr. Pickett was an officer with Seafirst Bank for over twenty-five years, beginning as a Management Trainee and concluding his tenure at Seafirst as Commercial Banking Team Leader. Mr. Pickett is a graduate of Pacific Coast Banking School, the University of Southern California Executive Leadership School, and holds a BA from Washington State University.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to the Chief Executive Officer, Chief Financial Officer and the Credit Administrator of the Company. The Code of Ethics is attached as exhibit 14 to this Form 10-K. If the Company makes substantive amendments to this Code of Ethics or grants any waiver, including any implicit waiver, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K within five days of such amendment or waiver to the extent then required by applicable securities laws.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. William E. Fitchitt is an “audit committee financial expert” and is independent as defined under applicable SEC rules. For a description of Mr. Fitchitt’s background, see the discussion under “Election of Directors” in the Proxy Statement.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

Valley Community Bancshares, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2003.

	Number of Shares to be	Weighted Average	Number of shares
	Issued Upon Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance
Equity compensation plans approved by stockholders (a)	48,849	$25.09	68,276
Equity Compensation plans not approved by stockholders	-0-	-0-	-0-

Total	48,849	$25.09	68,276

(a)	Consists of two Company Plans: 1986 Stock Option Plan, as amended in 1996, and the 1998 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

The information contained under the section captioned “Interest of Management in Certain Transactions” in the definitive Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned “Independent Auditors” in the definitive Proxy Statement is incorporated herein by reference.

Valley Community Bancshares, Inc.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

(a)	(1)	Consolidated Financial Statements
(i) Independent Auditor’s Report
(ii) Consolidated Balance Sheet as of December 31, 2003, and 2002
(iii) Consolidated Statement of Income for Years Ended December 31, 2003, 2002, and 2001
(iv) Consolidated Statement of Changes in Stockholders’ Equity for Years Ended December 31, 2003, 2002, and 2001
(v) Consolidated Statement of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001
(vi) Notes to Consolidated Financial Statements

	(2)	All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Exhibit 13 herein.

(b)	Reports on Form 8-K:

The Company filed a current report on Items 7 and 12 of Form 8-K on October 27, 2003. The report included a press release announcing third quarter 2003 financial results.

(c)	3.1	Articles of Incorporation of the Company *
	3.2	Bylaws of the Company ^
	10	Material contracts of Valley Community Bancshares, Inc.
	10.1	Severance agreement for Mr. Brown *
	10.2	Severance agreement for Mr. Thompson *
	10.3	Severance agreement for Mr. Riordan *
	10.4	Severance agreement for Mr. Pickett *
	10.5	Deferred Compensation Agreement for Mr. Brown *
	10.6	Deferred Compensation Agreement for Mr. Thompson #
	10.7	1998 Stock Option Plan *
	10.8	401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *
	13	2003 Annual Report to Shareholders
	14	Code of Ethics
	21	Subsidiary of the Company
	24	Power of Attorney is set forth on the signature page of this Registration Statement
	31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits set forth on Registrant’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

#	Incorporated by reference to the Exhibits set forth on Registrant’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

^	Incorporated by reference to the Exhibits set forth on Registrant’s June 2002 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002.

Valley Community Bancshares, Inc.

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2004.

VALLEY COMMUNITY BANCSHARES, INC.
(Registrant)

By: /s/ DAVID H. BROWN

David H. Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities indicated, on the 8th day of March 2004.

Principal Executive Officer

By: /s/ DAVID H. BROWN

David H. Brown
President and Chief Executive Officer

Principal Financial Officer

By: /s/ JOSEPH E. RIORDAN

Joseph E. Riordan
Executive Vice President and
Chief Financial Officer

David H. Brown, pursuant to a power of attorney, which is being filed with this Form 10-K, has signed this report on March 8, 2004 as attorney in fact for the following directors who constitute a majority of the Board.

Thomas R. Absher
Ronald E. Claudon
Warren D. Hunt
A. Eugene Hammermaster
William E. Fitchitt
David K. Hamry
Roger L. Knutson
Thomas M. Pasquier
/s/ DAVID H. BROWN

David H. Brown Attorney-in-fact March 8, 2003

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

/s/ Roger L. Knutson Roger L. Knutson	Chairman of the Board	February 12, 2004
/s/ David H. Brown David H. Brown	Director/President/CEO	February 12, 2004
/s/ Thomas R. Absher Thomas R. Absher	Director	February 12, 2004
/s/ A. Eugene Hammermaster A. Eugene Hammermaster	Director	February 12, 2004
/s/ William E. Fitchitt William E. Fitchett	Director	February 12, 2004
/s/ David K. Hamry David K. Hamry	Director	February 12, 2004
/s/ Ronald E. Claudon Ronald E. Claudon	Director	February 12, 2004
/s/ Warren D. Hunt Warren D. Hunt	Director	February 12, 2004
/s/ Thomas M. Pasquier Thomas M. Pasquier	Director	February 12, 2004