Form 10-Q
period 2004-03-31
VALLEY COMMUNITY BANCSHARES INC
filed 2004-05-06
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended March 31, 2004

☐	Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934 For Transition Period from ________________ to _______________

Commission File Number 000-30447

VALLEY COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1913479 (I.R.S. Employer Identification No.)

1307 East Main, Puyallup, Washington (Address of principal executive offices)	98372 (Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at May 4, 2004 was 1,238,083.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

i

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$5,270	$5,199
Interest-bearing deposits with banks	9,275	8,503
Federal funds sold	4,835	9,765
Securities available-for-sale	37,019	38,560
Federal Home Loan Bank stock	371	372

	56,770	62,399
Loans	115,976	114,261
Less allowance for loan losses	1,388	1,388

Loans, net	114,588	112,873
Accrued interest receivable	730	681
Premises and equipment, net	5,820	5,850
Other assets	401	417

Total assets	$178,309	$182,220

LIABILITIES
Deposits Noninterest-bearing	$32,921	$34,675
Interest-bearing	120,215	122,556

Total deposits	153,136	157,231
Other borrowed funds	557	580
Accrued interest payable	146	145
Other liabilities	975	611

Total liabilities	154,814	158,567

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share; 5,000,000 shares authorized; 1,238,083 and 1,175,267 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	1,238	1,175
Additional paid-in capital	18,760	16,903
Retained earnings	3,085	5,204
Accumulated other comprehensive income, net of tax	412	371

Total stockholders’ equity	23,495	23,653

Total liabilities and stockholders’ equity	$178,309	$182,220

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended
	March 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$1,845	$1,904
Interest on federal funds sold and deposits in banks	63	92
Interest on securities	285	293

Total interest income	2,193	2,289

INTEREST EXPENSE
Interest on deposits	220	377
Interest on federal funds and other short-term borrowings	1	2

Total interest expense	221	379

Net interest income	1,972	1,910

PROVISION FOR LOAN LOSSES
Net interest income after provision for loan losses	1,972	1,910

NONINTEREST INCOME
Service charges	105	115
Gain on sale of investment securities, net	42	15
Origination fees on mortgage loans brokered	28	124
Other operating income	101	85

Total noninterest income	276	339

NONINTEREST EXPENSE
Salaries	666	681
Employee benefits	177	176
Occupancy	140	139
Equipment	115	111
Other operating expenses	474	497

Total noninterest expense	1,572	1,604

INCOME BEFORE INCOME TAX	676	645
PROVISION FOR INCOME TAX	208	200

NET INCOME	$468	$445

EARNINGS PER SHARE
Basic	$0.38	$0.36
Diluted	$0.38	$0.36
Weighted average shares outstanding	1,236,277	1,230,123
Weighted average diluted shares outstanding	1,245,304	1,235,064

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$468	$445
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	117	114
Deferred income tax	(11)	4
Net amortization on securities	68	77
FHLB stock dividends	(4)	(7)
Gain on sale of securities available-for-sale	(42)	(15)
Amortization of intangible assets	10	12
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(49)	20
Increase in accrued interest payable	1	8
(Increase) decrease in other assets	(1)	23
Increase (decrease) in other liabilities	353	(5)

Net cash from operating activities	910	676

Net decrease (increase) in federal funds sold	4,930	(132)
Net decrease (increase) in interest-bearing deposits with banks	(772)	8,537
Purchase of securities available-for-sale	(3,963)	(12,182)
Proceeds from sales of securities available-for-sale	1,044	2,672
Proceeds from maturities of securities available-for-sale	4,496	5,611
Federal Home Loan Bank stock redeemed	5	7
Net increase in loans	(1,715)	(3,212)
Additions to premises and equipment	(80)	(25)

Net cash from investing activities	3,945	1,276

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(4,095)	758
Net decrease in other borrowed funds	(23)	(319)
Cash dividends paid	(715)	(675)
Stock options exercised	49

Net cash from financing activities	(4,784)	(236)

NET INCREASE IN CASH AND DUE FROM BANKS	71	1,716
CASH AND DUE FROM BANKS, beginning of year	5,199	4,847

CASH AND DUE FROM BANKS, at end of period	$5,270	$6,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$220	$371
Income taxes	35
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Unrealized gains (losses) on securities available-for-sale	$62	$(88)
Deferred tax on unrealized (gains) losses on securities available-for-sale	(21)	30
Distribution of five percent stock dividend	1,871	1,389

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Valley Community Bancshares, Inc. (the “Company”) prepared the condensed consolidated financial statements of the Company for the three-month periods ended March 31, 2004 and March 31, 2003 without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three-months ended March 31, 2004, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2004.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements for the year ended December 31, 2003 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan loss a critical accounting policy subject to estimate.

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

VALLEY COMMUNITY BANCSHARES, INC.
Stock Option Plan	Three Months Ended
In thousands, except for per-share amounts	March 31,
	2004	2003
Pro forma disclosures:
Net income as reported	$468	$445
Additional compensation for fair value of stock options	6	3

Pro forma net income	$462	$442

Earnings per share:
Basic
As reported	$0.38	$0.36
Pro forma	$0.37	$0.36
Diluted
As reported	$0.38	$0.36
Pro forma	$0.37	$0.36

Note 2 — Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three-months ended March 31, 2004 and 2003 (dollars in thousands, except per share amounts):

VALLEY COMMUNITY BANCSHARES, INC.
Earnings Per Share
	Three Months Ended
	March 31,
	2004	2003
NUMERATOR:
Net income	$468	$445
DENOMINATOR:
Denominator for basic earnings per share:
Weighted average shares	1,236,277	1,230,123
Effect of diluted securities — stock options	9,027	4,941
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of diluted stock options	1,245,304	1,235,064
Basic earnings per share	$0.38	$0.36
Diluted earnings per share	$0.38	$0.36

Note 3 –Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to $509,000 and $387,000, respectively, for the three months ended March 31, 2004 and 2003, respectively.

Note 4 — Investment Securities

Investment securities have been classified as available-for-sale in according with management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

March 31, 2004

Securities Available-For-Sale

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	12 Months	Fair
	Cost	Gains	12 Months	or More	Value
U.S. Treasury and U.S. Government corporations and agencies	$11,520	$86	$1	$	$11,605
State and political subdivisions	8,194	376	4		8,566
Mortgage-backed securities	16,681	180	13		16,848

	$36,395	$642	$18	$	$37,019

December 31, 2003

Securities Available-For-Sale

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	12 Months	Fair
	Cost	Gains	12 Months	or More	Value
U.S. Treasury and U.S. Government corporations and agencies	$13,614	109	$2	$	$13,721
State and political subdivisions	7,421	361	4		7,778
Mortgage-backed securities	16,964	151	54		17,061

	$37,999	621	$60	$	$38,560

At March 31, 2004 and December 31, 2003, there were approximately 13 and 20 investment securities, respectively, that had fair values less than amortized cost and therefore contains unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 5 — Loans

The major classifications of loans at March 31, 2004 and December 31, 2003 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Portfolio
(dollars in thousands)

	March 31,		December 31,
	2004		2003
	Amount	Percent	Amount	Percent
Real Estate
Construction	$10,381	8.9%	$9,913	8.7%
Residential	11,811	10.3%	12,095	10.6%
Commercial	64,280	55.3%	65,114	56.9%
Commercial	26,045	22.4%	24,872	21.7%
Consumer and other	3,589	3.1%	2,409	2.1%
Lease financing	58	0.0%	63	0.0%

Total loans	116,164	100.0%	114,466	100.0%

Deferred loan fees	(188)		(205)

Net loans	$115,976		$114,261

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

The allowance for loan losses at March 31, 2004 and December 31, 2003, totaled $1,388,000. Management believes that the allowance for loan losses at March 31, 2004 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Three months March 31,
	2004	2003
Balance at beginning of period	$1,388	$1,388
Charge-offs Recoveries:

Net recoveries	-0-	-0-
Additions charged to operations

Balance at end of period	$1,388	$1,388

Note 7 – Business Segment Information

Beginning January 1999 and through December 2002, the Company owned two community-banking institutions, Puyallup Valley Bank and Valley Bank. These banks were managed at the subsidiary bank level. Each subsidiary bank had a board of directors and an executive management team responsible for the operation and performance of the respective subsidiary bank.

On January 17, 2003, the Company merged the subsidiary banks into one community bank named Valley Bank. In addition, the company consolidated its board of directors and executive management team into a new organizational structure, while converting separated banking systems into a single operation. As a result of these system and organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three-month period ended March 31, 2004 and 2003.

Note 8 – Recent Accounting Pronouncements

The following accounting pronouncements were recently issued by the Financial Accounting Standards Board (“FASB”) and Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants.

In December 2003, the FASB amended FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. This statement did not result in a material impact of the Company’s financial position or results of operation.

In December 2003, the FASB issued a revision of FIN 46 (“FIN 46®”) which replaced the Interpretation issued in January 2003. The revised Interpretation clarifies some of the provisions of FIN 46 and provides additional exemptions for certain entities. The provisions of FIN 46® are required to be adopted for periods ending after March 15, 2004.

The adoption of FIN 46® did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2003, AcSEC issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with earlier application encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. Loans acquired in business combinations are included in the scope of the SOP. The SOP does not apply to loans originated by the entity. The Company has not yet adopted the provisions of the SOP and does not expect them to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Valley Bank

Valley Bank is a Washington state-chartered commercial bank, which commenced operations as Puyallup Valley Bank in October 1973. In January 1999 the Company opened Valley Bank, a state chartered FDIC insured commercial bank subsidiary located in Auburn, Washington. On January 17, 2003, Puyallup Valley Bank and Valley Bank merged and renamed the resulting institution Valley Bank.

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

The Bank also provides mortgage banking services to its customers through Puget Sound Mortgage Brokers. The Bank purchased various tangible and intangible assets of Puget Sound Mortgage Brokers, Inc., a Washington Corporation on May 16, 2002. The mortgage operation is operated as a division of the Bank and operates in a leased facility in Puyallup.

Valley Bank is a wholly owned subsidiary of the Company.

Results of Operations

The Company’s net income is derived principally from the operating results of its banking subsidiary Valley Bank. Valley Bank is a well-established commercial bank and generates substantially all of the Company’s operating income.

The Company earned net income of $468,000 or $0.38 per diluted share for the three months ended March 31, 2004, compared to net income of $445,000 or $0.36 per diluted share, for the three months ended March 31, 2003, an increase of 5.2 percent. The Company’s return on average assets was 1.05 percent for the three months ended March 31, 2004, compared to 1.04 percent for the three months ended March 31, 2003.

The improvement in net income for the three months ended March 31, 2004 was the result of an increase in net interest income and a decrease in non-interest expense partially offset by a decrease in non-interest income. The major reasons for the quarterly change are as follows:

•	A higher volume of earning assets along with continued reduction in deposit interest expense was primarily responsible for the increase in net interest income during the first quarter of 2004 when compared to the same period a year ago.

•	Non-interest expense was higher in 2003, when compared to 2004, largely as a result of non-recurring merger related expenses (between Puyallup Valley Bank and Valley Bank) incurred in 2003.

•	Non-interest income decreased during 2004 as a result of a significant reduction in origination fees on mortgage loans brokered as residential loan customers slowed their mortgage refinancing activity.

The Company anticipates higher non-interest expenses during the second quarter of 2004 as the implementation of the Bank’s internet banking product is completed. The Company does not anticipate sufficient revenues to offset the added costs of this product, as result profitability is anticipated to be negatively impacted on a go forward basis.

The following table shows the various performance ratios for the Company for the three months ended March 31, 2004 and 2003, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data 1
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Financial Performance
Net Income	$468	$445
Average Assets	178,818	172,730
Average Stockholders’ Equity	23,509	22,112
Return on Assets (net income divided by average assets)	1.05%	1.04%
Return on Equity (net income divided by average equity)	8.01%	8.16%
Net Interest Margin (net interest income (tax adjusted) Divided by earning assets)	4.84%	4.92%
Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	69.93%	71.32%
Ratio of noninterest income to average assets	3.54%	3.77%

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

VALLEY COMMUNITY BANCSHARES, INC.
Net Interest Income, adjusted to a Tax Equivalent Basis
(dollars in thousands),

	Three Months Ended March 31,
	2004	2003
Interest income, as reported	$2,193	$2,289
Effect of tax exempt income	39	32

TE interest income	2,232	2,321
Interest expense	221	379

TE net interest income	$2,011	$1,942

TE net interest income, divided by average earning assets is referred to as net interest margin. For the three months ended March 31, 2004 the Company’s net interest margin was 4.84 percent compared to 4.92 percent for the three months ended March 31, 2003. TE net interest income was $2,011,000 for the three months ended March 31, 2004 compared to $1,942,000 for the three months ended March 31, 2003. The increase in TE net interest income, for the three months ended March 31, 2004 compared to the same period a year ago, was the result of earnings realized on a higher volume of earning assets and a continued reduction in deposit interest expense, partially offset by a reduction in the interest rate earned on earning assets.

TE interest income was $2,232,000 for the three months ended March 31, 2004 compared to $2,321,000 for the three months ended March 31, 2003. The three-month decrease was the result of a decrease in the yield earned on earning assets partially offset by the additional earnings received on the increased volume of earning assets. The yield on interest-earning assets decreased to 5.37 percent for the three months ended March 31, 2004 compared to 5.88 percent during the same period a year ago. The yield decrease reflects an overall decline in market interest rates.

Interest expense was $221,000 for the three months ended March 31, 2004 compared to $379,000 for the three months ended March 31, 2003. The cost of funds decreased to 0.74 percent for the three months ended March 31, 2004 compared to 1.28 percent during the same period a year ago. The decrease for the three-month period was due to a decrease in the Company’s cost of funds resulting from an overall decline in market interest rates.

Market interest rates continue to be at historical lows as a result of a slow national and regional economy and because of an aggressively accommodating Federal Reserve monetary policy beginning in 2001. The significant decrease in market interest rates initially had a positive impact on the Company’s net interest margin as the Company experienced a greater reduction in deposit costs in comparison to the reduction in the earnings on loans and investments. However, during 2003 and 2004 market interest remained relatively low which resulted in a greater reduction in the earnings on loans and investments as compared to the reduction in deposit costs.

The Company’s current interest rate risk position suggests that in the event of an increase in market interest rates, the Company’s TE net interest income and margin may decrease. The decrease results because the Company has a greater amount of interest bearing liabilities subject to repricing when compared to the repricing of interest earning assets. Any TE net interest income and margin decrease is dependent on the timing and magnitude of any interest rate increase. This decrease may be somewhat offset because the rate paid on deposits, with administered interest rates, generally do not increase as rapidly as an account whose rates change with market interest rates. In the event of continued low market interest rates, the Company anticipates a further decrease in net interest margin as interest-earning assets reprice to the lower interest rate levels while the ability to lower deposit rates are somewhat limited.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended March 31, 2004 and 2003:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Three Months Ended March 31,
	2004			2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets
Loans (including fees) [1]	$115,386	$1,845	6.43%	$106,906	$1,904	7.22%
Investment securities 2 3	37,097	324	3.51%	31,626	318	4.08%
Interest bearing deposits with banks	9,266	48	2.08%	19,549	87	1.80%
Federal funds sold	4,983	11	0.89%	1,678	5	1.21%
Federal Home Loan Bank Stock	368	4	4.37%	393	7	7.22%

Total Interest-earning assets	167,100	2,232	5.37%	160,152	2,321	5.88%
Total noninterest-earning assets	11,718			12,578

TOTAL ASSETS	$178,818			$172,730

Interest-bearing liabilities
Deposits	$120,114	$220	0.74%	$119,163	$377	1.28%
Other borrowed funds	419	1	0.96%	484	2	1.68%

Total Interest-bearing liabilities	120,533	221	0.74%	119,647	379	1.28%
Noninterest-bearing liabilities	34,776			30,971
Stockholders’ equity	23,509			22,112

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,818			$172,730

Net interest spread		$2,011	4.63%		$1,942	4.59%

Margin Analysis
TE interest income/earning assets		$2,232	5.37%		$2,321	5.88%
Interest expense/earning assets		221	0.53%		379	0.96%

Net interest margin		$2,011	4.84%		$1,942	4.92%

[1] Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2] Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3] The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s change in TE net interest income for the periods that are attributable to changes in interest rate and changes in volume for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Three Months ended March 31,
(dollars in thousands)

	2004 Compared to 2003
	Volume	Rate	Net
TE Interest income
Loans (including fees) [2]	$152	$(211)	$(59)
Investment securities [3]	53	(47)	6
Interest bearing deposits with banks	(52)	13	(39)
Federal funds sold	8	(2)	6
Federal Home Loan Bank Stock		(3)	(3)

	161	(250)	(89)
Interest-bearing liabilities
Total deposits	3	(160)	(157)
Other borrowed funds		(1)	(1)

	3	(161)	(158)

	$158	$(89)	$69

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $0 for loan losses for the three months ended March 31, 2004 and 2003.

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

Noninterest income was $276,000 for the three months ended March 31, 2004, a 18.6 percent decrease from $339,000 for the three months ended March 31, 2003. The decrease in noninterest income for the three-month period ended March 31, 2004 was the result of lower loan origination fees on mortgage loans brokered, partially offset by gains realized on the sale of investment securities and increased other operating income. The significant reduction in origination fees on mortgage loans brokered is the result of residential loan customer reducing their demand for mortgage refinance loans. The reduction in demand occurred because most mortgage loan refinance customers refinanced their mortgages shortly after the Federal Reserve lowered interest rates for the last time in 2003.

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

The following table sets forth information concerning the various components of the Company’s noninterest income for the three months ended March 31, 2004 and 2003, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Noninterest Income
(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Noninterest Income
Service charges	$105	$115
Gain on sale of investment securities, net	42	15
Origination fees on mortgage loans brokered	28	124
Mutual fund and insurance commissions	21	9
Customer check charges	11	4
ATM and debit card	32	31
Merchant bank card income, net	12	15
Other	25	26

Total noninterest income	$276	$339

Noninterest expense was $1,572,000 for the three months ended March 31, 2004, a 2.0 percent decrease from $1,604,000 for the three months ended March 31, 2003. The decrease in noninterest expense for the three-month period ended March 31, 2004 was primarily the result of decreased salaries and employee benefits and from lower professional fees. The decrease in salaries and benefits was the result of decreased commissions paid to residential mortgage originators resulting from a drop in mortgage refinancing activity. The decrease in professional fees in 2004 occurred largely as a result of non-recurring merger related expenses (between Puyallup Valley Bank and Valley Bank) that were paid in 2003. The percentage of noninterest expense to average assets was 3.54 percent for the three months ended March 31, 2004, compared to 3.77 percent during the same period last year

The following table sets forth information concerning the various components of the Company’s noninterest expense for the three months ended March 31, 2004 and 2003, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Noninterest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Noninterest Expense
Salaries	$666	$681
Employee benefits	177	176
Occupancy	140	139
Equipment	115	111
Operating	130	139
Software	50	53
Advertising and marketing	29	31
Professional	60	81
Directors	28	28
ATM and debit card	35	31
Business and occupation tax	32	33
Other	110	101

Total noninterest expense	$1,572	$1,604

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 69.9 percent for the three months ended March 31, 2004 compared to 71.3 percent for the three months ended March 31, 2003. The decrease in the ratio was primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by a decrease in noninterest income.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months March 31, 2004, was $208,000 compared to $200,000 for the three month ended March 31, 2003. The provision represents an effective tax rate of 31 percent during 2004 and 2003, respectively. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities.

Financial Condition

The Company’s total consolidated assets decreased 2.1 percent to $178.3 million as of March 31, 2004, compared to $182.2 million as of December 31, 2003. Loans increased and deposits decreased 1.5 percent and 2.6 percent, respectively during the three month period ended March 31, 2004. The decrease in deposits was funded by a draw down of federal funds sold. Stockholders’ equity decreased slightly as a result of the payment of a 60¢ per share cash dividend to stockholders partially offset by earnings during the three-month period ended March 31, 2004 and a increase in other comprehensive income.

Investment Portfolio

The major classifications of investments at March 31, 2004 and December 31, 2003, are summarized in Note 4 – Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At March 31, 2004, the Company had $37.0 million of securities available-for-sale, compared to $38.6 million as of December 31, 2003. The Company purchased approximately $4.0 million in securities this year, although investment securities decreased by $1.5 million during 2004. They were funded primarily with $5.5 million of securities either maturing or sold during 2004.

At March 31, 2004, all of the Company’s securities were classified as available-for-sale. Management believes that holding securities as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at March 31, 2004 and December 31, 2003, are summarized in Note 5 – Loans in the Notes to Condensed Consolidated Financial Statements.

In addition to the major classifications of loans summarized in Note 5, the Company has additional loan concentrations exceeding 10 percent of total loans at March 31, 2004. They include loans to medical doctors and dentists in the amount of approximately $23.1 million.

Loans were $116.0 million as of March 31, 2004, compared to $114.3 million as of December 31, 2003, an increase of 1.5 percent. The increase was primarily in real estate construction and real estate commercial loans, partially offset by a decrease in real estate mortgage loans. The percentage of loans to total assets increased to 65.0 percent at March 31, 2004 compared to 62.7 percent at December 31, 2003. It continues to be management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

	March 31,	December 31,
	2004	2003
Non-performing assets:
Nonaccrual loans	$10	$10
Loans 90 days or more past due
Restructured loans

	10	10
Other real estate owned

Total non-performing assets	$10	$10

As of March 31, 2004, the Company had $10,000 in nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had $10,000 in nonperforming assets as of December 31, 2003.

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

During the three-month periods ended March 31, 2004, and 2003 there was one loan on nonaccrual status. The gross income that would have been recorded for the three-month periods ended March 31, 2004, and 2003 if the nonaccrual loan had been current and in accordance with its original term was insignificant. Interest recognized on the loan for the year was insignificant.

Potential Problem Loans

At March 31, 2004 and December 31, 2003, the Company had two potential problem commercial real estate loans totaling approximately $2,342,000 and $2,349,000, respectively. The Company believes that the loans are secured by sufficient collateral and guarantor financial strength to repay the loans, although there can be no assurances given with respect to potential losses in these credits. These loans are in addition to those categorized as non-performing listed above. Although these loans are currently classified as performing, management has information regarding credit weakness inherent in the loans.

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

The majority of the Company’s loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Puyallup and Pierce County areas and also in the Auburn, Kent and King County areas. Real estate prices in this market are stable at this time but may weaken as a result of a slow local and national economy. Therefore, the ultimate collectibility of a substantial portion of the Company’s loan portfolio may be susceptible to change as local market conditions change in the future.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Analysis of the Allowance
	for Loan Losses
	Three months ended
	March 31,
	2004	2003
Average Allowance for Loan Losses	$1,388	$1,388
Average Loans Outstanding	$115,386	$106,906
Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%
Ratio of average allowance for loan losses to average loans outstanding	1.20%	1.30%

The ratio of the allowance for loan losses as a percentage of average loans decreased to1.20 percent at March 31, 2004 compared to 1.21 percent and 1.30 percent at December 31, 2003 and March 31, 2003, respectively. The decrease in the ratio during the past year was due to several factors including positive credit performance trends, no loan charge-offs, slowing loan demand, the effects of an improving economy, and management’s current evaluation of the loan portfolio. Management continues to emphasize credit quality and carefully monitors the loan portfolio especially given the softness within the local economy. Any changes to the Company’s loan loss allowance will be considered as circumstances warrant.

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

Deposits decreased 2.6 percent to $153.1 million as of March 31, 2004, compared to $157.2 million as of December 31, 2003. The decrease occurred in money market deposits, savings deposits and time certificates of deposit less than $100,000 during the three-month period, partially offset by an increase in demand deposits and in time certificates of deposit greater than $100,000.

The following table sets forth the balances for each major category of deposit by amount and percent during the periods indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Deposits
(dollars in thousands)

	Period ended,
	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Noninterest bearing demand	$32,920	$21.5%	$34,675	22.1%
Interest bearing demand	26,187	17.1%	24,110	15.3%
Money market	36,098	23.6%	39,018	24.8%
Savings	16,107	10.5%	16,500	10.5%
Time certificates < $100,000	20,322	13.3%	21,657	13.8%
Time certificates > $100,000	21,501	14.0%	21,271	13.5%

	$153,135	$100.0%	$157,231	100.0%

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

Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2004 contributed $910,000 to liquidity compared to $676,000 for the three months ended March 31, 2003. The majority of the Company’s funding comes from customer deposits within its operating region. However, during the three months ended March 31, 2004 customer deposits decreased $4.1 million compared to a $.76 million increase for the three months ended March 31, 2003. For the three months ended March 31, 2004, decreases in money market, savings, and time certificates of deposit less than $100,000 was responsible for the majority of the deposit run-off. Other sources of liquidity include investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company generally maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $5.5 million for the three months ended March 31, 2004 compared to $8.4 million for the three months ended March 31, 2003.

At March 31, 2004, the Company held cash and due from banks, interest-bearing deposits with banks, and federal funds sold of approximately $19.4 million. In addition, at such date $37.0 million of the Company’s investments were classified as available for sale.

The Bank has the capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Bank must maintain unencumbered collateral with a value at least equal to the outstanding balance. In addition to the FHLB credit line, the Bank has committed line of credit agreements totaling approximately $9.5 million from unaffiliated banks. At March 31, 2004, the Bank had no advances outstanding to the FHLB or from unaffiliated banks.

The Bank has commitments to extend credit, which may have an impact on the Company’s liquidity position. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. The Company experience suggests customers draw on approximately 75 percent of loan commitments. Commitments to extend credit at March 31, 2004 and December 31, 2003 were $18.6 and $21.5 million, respectively.

The Company’s total stockholders’ equity decreased to $23.5 million at March 31, 2004 from $23.7 million at December 31, 2003. The slight decrease was the result of a 60¢ dividend per share paid to stockholders of record on December 31, 2003, partially offset by net income earned during the three months ended March 31, 2004 and higher unrealized gains recorded on securities available for sale, net of income tax. At March 31, 2004, stockholders’ equity was 13.2 percent of total assets, compared to 13.0 percent at December 31, 2003.

The market value of available-for-sale securities was greater than book value at both March 31, 2004 and December 31, 2003, primarily as a result of low market interest rates, which resulted in unrealized gains in the investment portfolio. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. At March 31, 2004, the Company performed a simulation analysis of changes in the market value of the investment portfolio given a 300 basis point increase in interest rates. The analysis indicated a decrease in market value of approximately $1.3 million net of federal income tax. Although stockholder’s equity would be reduced by approximately 5.5 percent, the Company would still be well in excess of capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Bank is qualified as “well-capitalized” at March 31, 2004. Management believes that under the current regulations the Bank will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Bank such as a downturn in the economy where the Bank have most of their loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet future well-capitalized capital requirements.

The capital amounts and ratios for the Company and the Bank as of March 31, 2004, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
As of March 31, 2004	Actual			Adequacy Purposes			Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk-Weighted Assets)
Consolidated	$24,408	18.6%	≥	$10,514	8.0%	≥	$13,143	10.0%
Valley Bank	$23,116	17.6%	≥	$10,514	8.0%	≥	$13,143	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$23,020	17.5%	≥	$5,257	4.0%	≥	$7,886	6.0%
Valley Bank	$21,728	16.5%	≥	$5,257	4.0%	≥	$7,886	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$23,020	12.9%	≥	$7,150	4.0%	≥	$8,938	5.0%
Valley Bank	$21,728	12.2%	≥	$7,150	4.0%	≥	$8,938	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2003. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of March 31, 2004. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls: In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that has materially affected or is reasonably likely to affect these controls.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Company. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: unexpected costs in connection with internet banking initiative, competitive pressure in the banking industry significantly increasing; increases or decreases in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; loan delinquency rates; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results. See also the risk factors in the Company’s 2003 Annual Report on Form 10-K.

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
10. Material contracts of Valley Community Bancshares, Inc.

10.1 Severance agreement for Mr. Brown *
10.2 Severance agreement for Mr. Thompson *
10.3 Severance agreement for Mr. Riordan *
10.4 Deferred Compensation Agreement for Mr. Brown *
10.5 Deferred Compensation Agreement for Mr. Thompson #
10.6 1998 Stock Option Plan *
10.7 401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *

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

(b) Reports on Form 8-K

The Company filed a current report on Items 7 and 12 of Form 8-K on January 29, 2004. The report included a press release announcing the full year 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC. (Registrant)

Date:	May 4, 2004	By	/s/ David H. Brown

David H. Brown President and Chief Executive Officer

Date:	May 4, 2004	By	/s/ Joseph E. Riordan

Joseph E. Riordan Executive Vice President and Chief Financial Officer