Form 10-Q
period 2004-06-30
VALLEY COMMUNITY BANCSHARES INC
filed 2004-08-09
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended June 30, 2004

[ ]	Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934 For Transition Period from ________________ to _______________ Commission File Number 000-30447

VALLEY COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1913479 (I.R.S. Employer Identification No.)

1307 East Main, Puyallup, Washington (Address of principal executive offices)	98372 (Zip Code)

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

Yes [  ] No [X]

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at August 3, 2004 was 1,238,083.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
INDEX TO QUARTERLY REPORT ON FORM 10-Q

i

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$6,047	$5,199
Interest-bearing deposits with banks	8,960	8,503
Federal funds sold	6,069	9,765
Securities available-for-sale	34,002	38,560
Federal Home Loan Bank stock	375	372

	55,453	62,399
Loans	118,878	114,261
Less allowance for loan losses	1,388	1,388

Loans, net	117,490	112,873
Accrued interest receivable	590	681
Premises and equipment, net	5,790	5,850
Other assets	572	417

Total assets	$179,895	$182,220

LIABILITIES
Deposits
Noninterest-bearing	$35,611	$34,675
Interest-bearing	119,616	122,556

Total deposits	155,227	157,231
Other borrowed funds	534	580
Accrued interest payable	128	145
Other liabilities	516	611

Total liabilities	156,405	158,567

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share; 5,000,000 shares authorized; 1,238,083 and 1,175,267 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	1,238	1,175
Additional paid-in capital	18,760	16,903
Retained earnings	3,540	5,204
Accumulated other comprehensive income (loss), net of tax	(48)	371

Total stockholders’ equity	23,490	23,653

Total liabilities and stockholders’ equity	$179,895	$182,220

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$1,873	$1,942	$3,716	$3,846
Interest on federal funds sold and deposits in banks	64	94	129	186
Interest on securities	257	262	542	555

Total interest income	2,194	2,298	4,387	4,587

INTEREST EXPENSE
Interest on deposits	231	330	451	707
Interest on federal funds and other short-term borrowings	2	1	3	3

Total interest expense	233	331	454	710

Net interest income	1,961	1,967	3,933	3,877
PROVISION FOR LOAN LOSSES
Net interest income after provision for loan losses	1,961	1,967	3,933	3,877

NONINTEREST INCOME
Service charges	102	122	207	237
Gain on sale of investment securities, net	7		49	15
Origination fees on mortgage loans brokered	50	77	78	201
Other operating income	96	133	197	218

Total noninterest income	255	332	531	671

NONINTEREST EXPENSE
Salaries	631	630	1,297	1,311
Employee benefits	159	163	336	339
Occupancy	145	133	285	272
Equipment	121	104	236	215
Other operating expenses	500	500	974	997

Total noninterest expense	1,556	1,530	3,128	3,134

INCOME BEFORE INCOME TAX	660	769	1,336	1,414
PROVISION FOR INCOME TAX	206	242	414	442

NET INCOME	$454	$527	$922	$972

EARNINGS PER SHARE
Basic	$0.37	$0.43	$0.75	$0.79
Diluted	$0.36	$0.43	$0.74	$0.79
Weighted average shares outstanding	1,238,083	1,230,566	1,237,180	1,230,345
Weighted average diluted shares outstanding	1,246,818	1,235,507	1,246,061	1,235,285

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$922	$972
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	233	229
Deferred income tax	(23)	(7)
Net amortization on securities	142	151
FHLB stock dividends	(7)	(11)
Gain on sale of securities available-for-sale	(49)	(15)
Amortization of intangible assets	19	23
Deferred gain on the sale of real estate		211
Amortization of deferred gain on sale of real estate		(38)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	91	39
Increase in accrued interest payable	(17)	(79)
Decrease in other assets	33	3
Decrease in other liabilities	(73)	(41)

Net cash from operating activities	1,271	1,437

Net decrease (increase) in federal funds sold	3,696	(1,914)
Net decrease (increase) in interest-bearing deposits with banks	(457)	8,306
Purchase of securities available-for-sale	(5,684)	(17,107)
Proceeds from sales of securities available-for-sale	2,579	2,672
Proceeds from maturities of securities available-for-sale	6,935	9,462
Federal Home Loan Bank stock redeemed	4	37
Net increase in loans	(4,617)	(4,842)
Additions to premises and equipment	(163)	(80)
Sale of real estate held for investment		224

Net cash from investing activities	2,293	(3,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,004)	4,164
Net increase (decrease) in other borrowed funds	2	(129)
Payment on other borrowed money	(48)	(48)
Cash dividends paid	(715)	(675)
Stock options exercised	49	11

Net cash from financing activities	(2,716)	3,323

NET INCREASE IN CASH AND DUE FROM BANKS	848	1,518
CASH AND DUE FROM BANKS, beginning of year	5,199	4,847

CASH AND DUE FROM BANKS, at end of period	$6,047	$6,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$471	$789
Income taxes	464	317
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Unrealized losses on securities available-for-sale	$(635)	$(64)
Deferred tax on unrealized losses on securities available-for-sale	216	22
Distribution of five percent stock dividend	1,871	1,389

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

Description of Business

Valley Community Bancshares, Inc. (the “Company”) is a Washington State bank holding company headquartered in Puyallup, Washington. The Company conducts its business primarily through its wholly owned bank subsidiary, Valley Bank. Valley Bank is referred to as the “Bank” in this Form 10-Q.

The Company’s main office is located in Puyallup, Washington, which also serves as the main office of the Bank. The Bank provides a full range of commercial banking services to small and medium-sized businesses, professionals and other individuals through eight banking offices located in Puyallup, Auburn, and Kent, Washington, and their environs.

The Bank also provides mortgage banking services to its customers through Puget Sound Mortgage Brokers, a division of the Bank.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, for the three months and six months ended June 30, 2004 and June 30, 2003, without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2004.

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

Note 2 – Stock Option Plan

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

VALLEY COMMUNITY BANCSHARES, INC.

	Three Months Ended		Six Months Ended
Stock Option Plan	June 30,		June 30,
In thousands, except for per-share amounts	2004	2003	2004	2003
Pro forma disclosures:
Net income as reported	$454	$527	$922	$972
Additional compensation for fair value of stock options	1	(2)	(5)	(4)

Pro forma net income	$455	$525	$917	$968

Earnings per share:
Basic
As reported	$0.37	$0.43	$0.75	$0.79
Pro forma	$0.37	$0.43	$0.74	$0.79
Diluted
As reported	$0.36	$0.43	$0.74	$0.79
Pro forma	$0.36	$0.43	$0.74	$0.78

Note 3 - Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2003 (dollars in thousands, except per share amounts):

VALLEY COMMUNITY BANCSHARES, INC.

	Three Months Ended		Three Months Ended
	June 30,		June 30,
Earnings Per Share	2004	2003	2004	2003
NUMERATOR:
Net income	$454	$527	$922	$972
DENOMINATOR:
Denominator for basic earnings per share:	1,238,083	1,230,566	1,237,180	1,230,345
Weighted average shares
Effect of diluted securities — stock options	8,735	4,941	8,881	4,940
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of diluted stock options	1,246,818	1,235,507	1,246,061	1,235,285
Basic earnings per share	$0.37	$0.43	$0.75	$0.79
Diluted earnings per share	$0.36	$0.43	$0.74	$0.79

Note 4 –Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to $(6,000) and $543,000, for the three months ended June 30, 2004 and 2003, respectively. Total comprehensive income, amounted to $503,000 and $930,000, for the six months ended June 30, 2004 and 2003, respectively.

Note 5 — Investment Securities

Investment securities have been classified as available-for-sale in according with management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

June 30, 2004

Securities Available-For-Sale

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	12 Months	Fair
	Cost	Gains	12 Months	or More	Value
U.S. Treasury and U.S. Government corporations and agencies	$10,887	$8	$128	$	$10,767
State and political subdivisions	8,186	205	80		8,311
Mortgage-backed securities	15,001	70	141	6	14,924

	$34,074	$283	$349	$6	$34,002

December 31, 2003

Securities Available-For-Sale

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	12 Months	Fair
	Cost	Gains	12 Months	or More	Value
U.S. Treasury and U.S. Government corporations and agencies	$13,614	109	$2	$	$13,721
State and political subdivisions	7,421	361	4		7,778
Mortgage-backed securities	16,964	151	54		17,061

	$37,999	621	$60	$	$38,560

At June 30, 2004 and December 31, 2003, there were approximately 52 and 20 investment securities, respectively, that had fair values less than amortized cost and therefore contains unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 6 — Loans

The major classifications of loans at June 30, 2004 and December 31, 2003 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

	June 30,		December 31,
	2004		2003
Loan Portfolio (dollars in thousands)	Amount	Percent	Amount	Percent
Real Estate
Construction	$10,951	9.2%	$9,913	8.7%
Residential	11,099	9.3%	12,095	10.6%
Commercial	63,417	53.3%	65,114	56.9%
Commercial	31,371	26.4%	24,872	21.7%
Consumer and other	2,177	1.8%	2,409	2.1%
Lease financing	52	0.0%	63	0.0%

Total loans	119,067	100.0%	114,466	100.0%

Deferred loan fees	(189)		(205)

Net loans	$118,878		$114,261

Note 7 – Allowance for Loan Losses

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

The allowance for loan losses at June 30, 2004 and December 31, 2003, totaled $1,388,000. Management believes that the allowance for loan losses at June 30, 2004 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

Loan Loss Experience

	Three and six months June 30,
	2004	2003
Balance at beginning of period	$1,388	$1,388
Charge-offs
Recoveries:

Net recoveries	-0-	-0-
Additions charged to operations

Balance at end of period	$1,388	$1,388

Note 8 – Business Segment Information

Beginning January 1999 and through December 2002, the Company owned two community-banking institutions, Puyallup Valley Bank and Valley Bank. These banks were managed at the subsidiary bank level. Each subsidiary bank had a board of directors and an executive management team responsible for the operation and performance of the respective subsidiary bank.

On January 17, 2003, the Company merged the subsidiary banks into one community bank named Valley Bank. In addition, the company consolidated its board of directors and executive management team into a new organizational structure, while converting separated banking systems into a single operation. As a result of these system and organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three months and six months ended June 30, 2004 and 2003.

Note 9 – Recent Accounting Pronouncements

During the second quarter ended June 30, 2004 the Financial Accounting Standard Board (“FASB”) did not issue any new accounting pronouncements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan loss a critical accounting policy subject to estimate. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s 2003 Annual Report on Form 10-K.

Results of Operations

The following table shows the various performance ratios for the Company for the three months and six months ended June 30, 2004 and 2003, respectively:

VALLEY COMMUNITY BANCSHARES, INC.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected Financial Data [1] (dollars in thousands, except per share amounts)	2004	2003	2004	2003
Financial Performance
Net Income	$454	$527	$922	$972
Average Assets	178,738	175,062	178,652	173,903
Average Stockholders’ Equity	23,620	22,581	23,564	22,348
Return on Assets (net income divided by average assets)	1.02%	1.21%	1.04%	1.13%
Return on Equity (net income divided by average equity)	7.73%	9.36%	7.87%	8.77%
Net Interest Margin (net interest income (tax adjusted)
Divided by earning assets)	4.83%	4.94%	4.83%	4.93%
Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	70.22%	66.55%	70.07%	68.91%
Ratio of noninterest income to average assets	3.50%	3.51%	3.52%	3.63%

The Company earned net income of $454,000 or $0.36 per diluted share for the three months ended June 30, 2004, compared to net income of $527,000 or $0.43 per diluted share, for the three-months ended June 30, 2003, a decrease of 13.9 percent. The Company’s return on average assets was 1.02 percent for the three months ended June 30, 2004, compared to 1.21 percent for the three months ended June 30, 2003. The decrease in net income for the three months ended June 30, 2004 was the result of decreases in net interest income and noninterest income and a increase in noninterest expense.

The Company earned net income of $922,000 or $0.74 per diluted share for the six months ended June 30, 2004, compared to net income of $972,000 or $0.79 per diluted share, for the six months ended June 30, 2003, a decrease of 5.1 percent. The Company’s return on average assets was 1.04 percent for the six months ended June 30, 2004, compared to 1.13 percent for the six months ended June 30, 2003. The decrease in net income for the six months ended June 30, 2004 was the result of a decrease in noninterest income partially offset by a increase in net interest income and a decrease in noninterest expense.

The major factors impacting net income for the three months ended June 30, 2004 are as follows:

•	A continued decrease in net interest margin resulting from loan customers refinancing their fixed rate loans to a lower interest rate.

•	Service charges on deposit accounts, primarily NSF fees, decreased in 2004.

[1]	The computation of the ratios is based on the recorded assets and liabilities after the effect of changes in market values of securities available for sale.

•	Origination fees on mortgage loans brokered declined as residential loan customers slowed their mortgage refinancing activity.

•	Noninterest expense increased largely as a result of higher equipment expense associated with the re-signage of the Bank.

•	Included in 2003 was the amortization of a deferred gain on the sale of real estate held for investment.

The Company anticipates higher non-interest expenses during the third quarter of 2004 when the implementation of the Bank’s internet banking product is completed. The Company does not anticipate sufficient revenues to offset the added costs of this product, as a result profitability is anticipated to be negatively impacted on a go forward basis.

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

The discussion below presents an analysis based on tax equivalent amounts at a 34% tax rate.

VALLEY COMMUNITY BANCSHARES, INC.

	Three Months Ended June 30,
Net Interest Income, adjusted to a Tax Equivalent Basis (dollars in thousands),	2004	2003	Six Months Ended June 30,
Interest income, as reported	$2,194	$2,298	$4,387	$4,587
Effect of tax exempt income	40	34	79	66

TE interest income	2,234	2,332	4,466	4,653
Interest expense	233	331	454	710

TE net interest income	$2,001	$2,001	$4,012	$3,943

TE net interest income, divided by average earning assets is referred to as net interest margin. For the three months ended June 30, 2004 the Company’s net interest margin was 4.83 percent compared to 4.94 percent for the three months ended June 30, 2003. For the six months ended June 30, 2004 the Company’s net interest margin was 4.83 percent compared to 4.93 percent for the six months ended June 30, 2003.

TE interest income was $2,234,000 and $4,466,000 for the three months and six months ended June 30, 2004, respectively compared to $2,332,000 and $4,653,000 for the three months and six months ended June 30, 2003, respectively. The yield on interest-earning assets decreased to 5.39 percent for the three months ended June 30, 2004 compared to 5.76 percent during the same period a year ago and decreased to 5.37 percent for the six months ended June 30, 2004 compared to 5.82 percent during the same period a year ago. The three month and six month decrease was the result of a decrease in the yield earned on earning assets partially offset by the additional earnings received on the increased volume of earning assets.

Interest expense was $233,000 and $454,000 for the three months and six months ended June 30, 2004, respectively compared to $331,000 and $710,000 for the three months and six months ended June 30, 2003, respectively. The cost of funds decreased to 0.78 percent for the three months ended June 30, 2004 compared to 1.10 percent during the same period a year ago and decreased to 0.76 percent for the six months ended June 30, 2004 compared to 1.19 percent during the same period a year ago. The three month and six month decrease was due to a decrease in the Company’s cost of funds resulting from low market interest rates.

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

The Company’s current interest rate risk position suggests that in the event of an increase in market interest rates, the Company’s TE net interest income and margin may decrease. The decrease results because the Company has a greater amount of interest bearing liabilities subject to repricing when compared to the repricing of interest earning assets. Any TE net interest income and margin decrease is dependent on the timing and magnitude of any interest rate increase. Therefore, the decrease may be somewhat offset because the rate paid on deposits, with administered interest rates, generally do not increase as rapidly as an account whose rates change with market interest rates. In the event of continued low market interest rates, the Company anticipates a further decrease in net interest margin as interest-earning assets reprice to the lower interest rate levels while the ability to lower deposit rates is somewhat limited.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended June 30, 2004 and 2003:

VALLEY COMMUNITY BANCSHARES, INC.

	For the Three Months Ended June 30,
	2004			2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID (dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets
Loans (including fees) [1]	$117,915	$1,873	6.39%	$110,307	$1,942	7.06%
Investment securities 2 3	34,938	297	3.42%	33,398	303	3.64%
Other earning assets	13,894	64	1.85%	18,712	94	2.01%

Total Interest-earning assets	166,747	2,234	5.39%	162,417	2,332	5.76%
Total noninterest-earning assets	11,991			12,645

TOTAL ASSETS	$178,738			$175,062

Interest-bearing liabilities
Deposits	$118,725	$231	0.78%	$119,970	$330	1.10%
Other borrowed funds	797	2	1.01%	460	1	0.87%

Total Interest-bearing liabilities	119,522	233	0.78%	120,430	331	1.10%
Noninterest-bearing liabilities	35,596			32,051
Stockholders’ equity	23,620			22,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,738			$175,062

Net interest spread		$2,001	4.60%		$2,001	4.65%

Margin Analysis
TE interest income/earning assets		$2,234	5.39%		$2,332	5.76%
Interest expense/earning assets		233	0.56%		331	0.82%

Net interest margin		$2,001	4.83%		$2,001	4.94%

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin for the six months ended June 30, 2004 and 2003:

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

VALLEY COMMUNITY BANCSHARES, INC.

	For the Six Months Ended June 30,
	2004			2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID (dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets
Loans (including fees) [1]	$116,623	$3,716	6.41%	$108,616	$3,846	7.14%
Investment securities 2 3	36,018	621	3.47%	32,517	621	3.85%
Other earning assets	14,242	129	1.82%	20,158	186	1.86%

Total Interest-earning assets	166,883	4,466	5.37%	161,291	4,653	5.82%
Total noninterest-earning assets	11,769			12,612
TOTAL ASSETS	$178,652			$173,903

Interest-bearing liabilities
Deposits	$119,395	$451	0.76%	$119,569	$707	1.19%
Other borrowed funds	638	3	0.95%	472	3	1.28%

Total Interest-bearing liabilities	120,033	454	0.76%	120,041	710	1.19%
Noninterest-bearing liabilities	35,055			31,514
Stockholders’ equity	23,564			22,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,652			$173,903

Net interest spread		$4,012	4.61%		$3,943	4.63%

Margin Analysis
TE interest income/earning assets		$4,466	5.38%		$4,653	5.82%
Interest expense/earning assets		454	0.55%		710	0.89%

Net interest margin		$4,012	4.83%		$3,943	4.93%

[1]	Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

[2]	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

[3]	The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s change in TE net interest income for the period that are attributable to changes in interest rate and changes in volume for the three months and six month ended June 30, 2004 compared to the three months and six months ended June 30, 2003:

VALLEY COMMUNITY BANCSHARES, INC.

	2004 Compared to 2003
Volume/Rate Analysis [1] — For the Three Months ended June 30, (dollars in thousands)	Volume	Rate	Net
TE Interest income
Loans (including fees) [2]	$126	$(195)	$(69)
Investment securities [3]	13	(12)	1
Other earning assets	(32)	2	(30)

	107	(205)	(98)
Interest-bearing liabilities
Total deposits	(3)	(96)	(99)
Other borrowed funds	1		1

	(2)	(96)	(98)

	$109	$(109)	$0

VALLEY COMMUNITY BANCSHARES, INC.

	2004 Compared to 2003
Volume/Rate Analysis [1] — For the Six Months ended June 30, (dollars in thousands)	Volume	Rate	Net
TE Interest income
Loans (including fees) [2]	$277	$(407)	$(130)
Investment securities [3]	64	(64)
Other earning assets	(76)	19	(57)

	265	(452)	(187)
Interest-bearing liabilities
Total deposits	(1)	(255)	(256)
Other borrowed funds	1	(1)

	0	(256)	(256)

	$265	$(196)	$69

[1]	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

[2]	Balances of nonaccrual loans, if any, and related income recognized have been included for computational purposes.

[3]	Tax-exempt income has been converted to a tax-equivalent basis using an incremental rate of 34%.

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $0 for loan losses for the three months and six months ended June 30, 2004 and 2003.

Management believes the amount of the allowance for loan losses to be adequate to absorb losses in the current portfolio. This belief is based upon management’s continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets, and economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate. For further discussion regarding the allowance for loan losses, see the discussion on allowance for loan losses under Risk Elements.

Noninterest income and expense

Net income is increased by noninterest income (primarily service charges, origination fees on mortgage loans brokered, and other operating income) and reduced by noninterest expenses (primarily salaries and employee benefits, occupancy, equipment, and other operating expenses).

Noninterest income was $255,000 and $531,000 for the three months and six months ended June 30, 2004, respectively, compared to $332,000 and $671, 000 during the same respective periods a year ago.

The decrease in noninterest income was the result of lower deposit service charges (NSF fees), lower loan origination fees on mortgage loans brokered, and a decrease in the amortization of deferred gain on the sale of real estate. The decrease was partially offset by gains realized on the sale of investment securities. The significant reduction in origination fees on mortgage loans brokered is the result of residential loan customer reducing their demand for mortgage refinance loans. The reduction in demand occurred because most mortgage loan refinance customers refinanced their mortgages shortly after the Federal Reserve lowered interest rates for the last time in 2003. Included in 2003 was the amortization of a portion of the $211,000 deferred gain realized on the sale of real estate that the Bank previously held for investment purpose.

The following table sets forth information concerning the various components of the Company’s noninterest income for the three months and six months ended June 30, 2004 and 2003, respectively:

VALLEY COMMUNITY BANCSHARES, INC.

	Three Months Ended June 30,		Three Months Ended June 30,
Noninterest Income (dollars in thousands)	2004	2003	2004	2003
Noninterest Income
Service charges	$102	$122	$207	$237
Gain on sale of investment securities, net	7		49	15
Origination fees on mortgage loans brokered	50	77	78	201
Mutual fund and insurance commissions	4	5	25	14
Customer check charges	12	5	23	8
ATM and debit card	38	37	69	68
Merchant bank card income, net	20	22	32	37
Amortization of deferred gain on sale of real estate		38		38
Other	22	26	48	53

Total noninterest income	$255	$332	$531	$671

Noninterest expense was $1,556,000 and $3,128,000 for the three months and six months ended June 30, 2004, respectively, compared to $1,530,000 and $3,134,000 during the same respective periods a year ago.

The decrease in noninterest expense was primarily the result of decreased salaries and employee benefits and from lower professional fees. The 2004 decrease in salaries and benefits was the result of decreased commissions paid to residential mortgage originators resulting from a drop in mortgage refinancing activity. The decrease in professional fees in 2004 occurred largely as a result of non-recurring merger related expenses (between Puyallup Valley Bank and Valley Bank) that were paid in 2003. The percentage of noninterest expense to average assets was 3.50 percent for the three months ended June 30, 2004, compared to 3.51 percent during the same period last year

The following table sets forth information concerning the various components of the Company’s noninterest expense for the three months and six months ended June 30, 2004 and 2003, respectively:

VALLEY COMMUNITY BANCSHARES, INC.

	Three Months Ended June 30,		Six Months Ended June 30,
Noninterest Expense (dollars in thousands)	2004	2003	2004	2003
Noninterest Expense
Salaries	$631	$630	$1,297	$1,311
Employee benefits	159	163	336	339
Occupancy	145	133	285	272
Equipment	121	104	236	215
Operating	131	139	261	278
Software	50	52	99	105
Advertising and marketing	43	44	72	75
Professional	54	51	114	132
Directors	28	28	56	56
ATM and debit card	39	44	74	76
Business and occupation tax	37	35	68	67
Other	118	107	230	208

Total noninterest expense	$1,556	$1,530	$3,128	$3,134

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 70.1 percent for the six months ended June 30, 2004 compared to 68.9 percent for the six months ended June 30, 2003.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months ended June 30, 2004, was $206,000 compared to $242,000 for the three months ended June 30, 2003. The provision for the six months ended June 30, 2004, was $414,000 compared to $442,000 for the six months ended June 30, 2003. The provision represents an effective tax rate of 31 percent during 2004 and 2003, respectively. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities.

Financial Condition

The Company’s total consolidated assets decreased 1.3 percent to $179.9 million as of June 30, 2004, compared to $182.2 million as of December 31, 2003. Loans increased and deposits decreased 4.0 percent and 1.3 percent, respectively during the six months ended June 30, 2004. The increase in loans was funded with maturities of investments securities. The decrease in deposits was funded by a draw down of federal funds sold. Stockholders’ equity decreased as a result of the payment of a 60¢ per share cash dividend to stockholders and a decrease in other comprehensive income partially offset by earnings during the six months ended June 30, 2004.

Investment Portfolio

The major classifications of investments at June 30, 2004 and December 31, 2003, are summarized in Note 4 – Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At June 30, 2004, the Company had $34.0 million of securities available-for-sale, compared to $38.6 million as of December 31, 2003. The investment portfolio decreased by $4.6 million during 2004, as a result of the sale and maturity of approximately $9.5 million of securities and a $.6 million decrease in the market value of securities partially offset by the purchase of approximately $5.7 million in securities. The funds received by the decrease in the securities portfolio were invested in more profitable loans.

At June 30, 2004, all of the Company’s securities were classified as available-for-sale. Management believes that holding securities as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at June 30, 2004 and December 31, 2003, are summarized in Note 5 – Loans in the Notes to Condensed Consolidated Financial Statements.

In addition to the major classifications of loans summarized in Note 5, the Company has additional loan concentrations exceeding 10 percent of total loans at June 30, 2004. They include loans to medical doctors and dentists in the amount of approximately $25.8 million.

Loans were $118.9 million as of June 30, 2004, compared to $114.3 million as of December 31, 2003, an increase of 4.0 percent. The increase was primarily in real estate construction and commercial loans, partially offset by a decrease in real estate residential and real estate commercial loans. The percentage of loans to total assets increased to 66.1 percent at June 30, 2004 compared to 62.7 percent at December 31, 2003. It continues to be management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

	June 30,	December 31,
Non-performing Assets	2004	2003
Non-performing assets:
Nonaccrual loans	$	$10
Loans 90 days or more past due
Restructured loans	-0-	10

Other real estate owned
Total non-performing assets	$-0-	$10

As of June 30, 2004, the Company had no nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had $10,000 in nonperforming assets as of December 31, 2003.

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

During the six months ended June 30, 2004, and 2003 there was one loan on nonaccrual status. The gross income that would have been recorded for the six months ended June 30, 2004, and 2003 if the nonaccrual loan had been current and in accordance with its original term was insignificant. Interest recognized on the loan for the year was insignificant.

Potential Problem Loans

At June 30, 2004 and December 31, 2003, the Company had potential problem loans totaling approximately $3,451,000 and $2,349,000, respectively. The increase occurred as a result of the Company’s recent adverse classification of loan credits within the Company’s Auburn and Kent markets. The Company believes that the loans are secured by sufficient collateral and guarantor financial strength to repay the loans, although there can be no assurances given with respect to potential losses in these credits. These loans are in addition to those categorized as non-performing listed above. Although these loans are currently classified as performing, management has information regarding credit weakness inherent in the loans.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

	Analysis of the Allowance for Loan Losses
	Three months ended		Six months ended
	June 30,		June 30,
Loan Loss Experience	2004	2003	2004	2003
Average Allowance for Loan Losses	$1,388	$1,388	$1,388	$1,388
Average Loans Outstanding	$117,915	$110,307	$116,623	$108,616
Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%	0.00%	0.00%
Ratio of average allowance for loan losses to average loans outstanding	1.18%	1.26%	1.19%	1.28%

The ratio of the allowance for loan losses as a percentage of loans decreased to 1.17 percent at June 30, 2004 compared to 1.21 percent and 1.28 percent at December 31, 2003 and June 30, 2003, respectively. The decrease in the ratio during the past year was due to several factors including positive credit performance within several of the Company’s larger classified credits, no loan charge-offs, slowing loan demand, the effects of an improving economy, and management’s current evaluation of the loan portfolio. Management continues to emphasize credit quality and carefully monitors the loan portfolio especially given the softness within the local economy. Any changes to the Company’s loan loss allowance will be considered as circumstances warrant.

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

Deposits decreased 1.3 percent to $155.2 million as of June 30, 2004, compared to $157.2 million as of December 31, 2003. The decrease occurred primarily in money market deposits and time certificates of deposit less than $100,000 during the six months, partially offset by an increase in demand deposits and in time certificates of deposit greater than $100,000.

The following table sets forth the balances for each major category of deposit by amount and percent during the period indicated:

VALLEY COMMUNITY BANCSHARES, INC.

	Period ended,
	June 30, 2004		December 31, 2003
Deposits (dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$35,611	$22.9%	$34,675	22.1%
Interest bearing demand	24,528	15.8%	24,110	15.3%
Money market	36,622	23.6%	39,018	24.8%
Savings	16,106	10.4%	16,500	10.5%
Time certificates < $100,000	20,057	12.9%	21,657	13.8%
Time certificates > $100,000	22,303	14.4%	21,271	13.5%

	$155,227	$100.0%	$157,231	100.0%

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

Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2004 contributed $1.3 to liquidity compared to $1.4 million for the six months ended June 30, 2003. The majority of the Company’s funding comes from customer deposits within its operating region. However, during the six months ended June 30, 2004 customer deposits decreased $2.0 million compared to a 4.2 million increase for the six months ended June 30, 2003. Other sources of liquidity include investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company generally maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $9.5 million for the six months ended June 30, 2004 compared to $12.1 million for the three months ended June 30, 2003.

At June 30, 2004, the Company held cash and due from banks, interest-bearing deposits with banks, and federal funds sold of approximately $21.1 million. In addition, at such date $34.0 million of the Company’s investments were classified as available for sale.

The Bank has the capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Bank must maintain unencumbered collateral with a value at least equal to the outstanding balance. In addition to the FHLB credit line, the Bank has committed line of credit agreements totaling approximately $9.5 million from unaffiliated banks. At June 30, 2004, the Bank had no advances outstanding to the FHLB or from unaffiliated banks.

The Bank has commitments to extend credit, which may have an impact on the Company’s liquidity position. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. The Company experience suggests customers draw on approximately 75 percent of loan commitments. Commitments to extend credit at June 30, 2004 and December 31, 2003 were $17.0 and $21.5 million, respectively.

The Company’s total stockholders’ equity decreased to $23.5 million at June 30, 2004 from $23.7 million at December 31, 2003. The decrease was the result of a 60¢ dividend per share paid to stockholders of record on December 31, 2003 and unrealized losses recorded on securities available for sale, net of income tax, partially offset by net income earned during the six months ended June 30, 2004. At June 30, 2004, stockholders’ equity was 13.1 percent of total assets, compared to 13.0 percent at December 31, 2003.

The market value of available-for-sale securities was less than book value at June 30, 2004 and higher than book value at December 31, 2003. The decrease in market value was primarily the result of higher market interest rates, which resulted in unrealized losses in the investment portfolio. In the event market interest rates continue to increase, the market value of the Company’s investment portfolio may continue to decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. At June 30, 2004, the Company performed a simulation analysis of changes in the market value of the investment portfolio given a 300 basis point increase in interest rates. The analysis indicated a decrease in market value of approximately $1.5 million net of federal income tax. Although stockholder’s equity would be reduced by approximately 6.4 percent, the Company would still be well in excess of capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

Capital Adequacy Requirements

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Bank is qualified as “well-capitalized” at June 30, 2004. Management believes that under the current regulations the Bank will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Bank such as a downturn in the economy where the Bank have most of their loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet future well-capitalized capital requirements.

For a full discussion of capital adequacy requirements, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The capital amounts and ratios for the Company and the Bank as of June 30, 2004, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
Capital	Actual			Adequacy Purposes			Action Provisions
As of June 30, 2004	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk-Weighted Assets)
Consolidated	$24,872	18.4%	≥	$10,787	8.0%	≥	$13,484	10.0%
Valley Bank	$23,296	17.3%	≥	$10,787	8.0%	≥	$13,484	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$23,484	17.4%	≥	$5,394	4.0%	≥	$8,090	6.0%
Valley Bank	$21,908	16.2%	≥	$5,394	4.0%	≥	$8,090	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$23,484	13.2%	≥	$7,139	4.0%	≥	$8,924	5.0%
Valley Bank	$21,908	12.3%	≥	$7,137	4.0%	≥	$8,921	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2003. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of June 30, 2004. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

(b) Changes in Internal Controls: In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that has materially affected or is reasonably likely to affect these controls.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Company. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: unforeseen legal proceedings, unexpected costs in connection with internet banking initiative, competitive pressure in the banking industry significantly increasing; increases or decreases in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; loan delinquency rates; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results. See also the risk factors in the Company’s 2003 Annual Report on Form 10-K.

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

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Valley Community Bancshares, Inc. (the “Meeting”) was held on April 29, 2004. The only matter of business conducted at the Meeting was the election of Directors. At the Meeting, the following Directors were elected to server on the board until the 2007 Annual Meeting of Shareholders: A. Eugene Hammermaster, Warren D. Hunt and Roger L Knutson. The least number of votes in favor of any such Director was 95% of the shares voted at the Meeting.

The terms of Directors, Ronald E. Claudon, William E. Fitchitt, David K. Hamry , Thomas R. Absher, David H. Brown, and Thomas M. Pasquier continued after the meeting.

Item 5. OTHER INFORMATION

     Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation of Valley Community Bancshares, Inc. *

3.2	Restated Bylaws of Valley Community Bancshares, Inc. ^

10.	Material contracts of Valley Community Bancshares, Inc.

10.1	Severance agreement for Mr. Brown *

10.2	Severance agreement for Mr. Thompson *

10.3	Severance agreement for Mr. Riordan *

10.4	Deferred Compensation Agreement for Mr. Brown *

10.5	Deferred Compensation Agreement for Mr. Thompson #

10.6	1998 Stock Option Plan *

10.7	401(k) Defined Contribution Plan and Noncontributory Profit Sharing Plan Adoption Agreement *

31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits set forth on Registrant’s Amended Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 6, 2000.

#	Incorporated by reference to the Exhibits set forth on Registrant’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.

ˆ	Incorporated by reference to the Exhibits set forth on Registrant’s June 2002 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002.

(b) Reports on Form 8-K

The Company filed a current report on Items 7 and 12 of Form 8-K on April 29, 2004. The report included a press release announcing financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC. (Registrant)
Date: July 28, 2004	By /s/ David H. Brown
David H. Brown
President and Chief Executive Officer

Date: July 28, 2004	By /s/ Joseph E. Riordan
Joseph E. Riordan
Executive Vice President and Chief Financial Officer