Form 10-Q
period 2004-09-30
VALLEY COMMUNITY BANCSHARES INC
filed 2004-11-08
CIK 1107419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended September 30, 2004

☐	Transition report pursuant to Section 13 or 15(d)) of the Securities Exchange Act of 1934 For Transition Period from ________________ to _______________

Commission File Number 000-30447

VALLEY COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1913479 (I.R.S. Employer Identification No.)

1307 East Main, Puyallup, Washington (Address of principal executive offices)	98372 (Zip Code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☑

The number of shares of the issuer’s Common Stock, $1.00 par value, outstanding at November 2, 2004 was 1,238,083.

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
 INDEX TO QUARTERLY REPORT ON FORM 10-Q

i

Item 1. FINANCIAL STATEMENTS

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$6,109	$5,199
Interest-bearing deposits with banks	13,257	8,503
Federal funds sold	9,273	9,765
Securities available-for-sale	41,676	38,560
Federal Home Loan Bank stock	378	372

	70,693	62,399
Loans	116,586	114,261
Less allowance for loan losses	1,388	1,388

Loans, net	115,198	112,873
Accrued interest receivable	722	681
Premises and equipment, net	5,744	5,850
Other assets	296	417

Total assets	$192,653	$182,220

LIABILITIES
Deposits
Noninterest-bearing	$38,210	$34,675
Interest-bearing	128,798	122,556

Total deposits	167,008	157,231
Other borrowed funds	544	580
Accrued interest payable	158	145
Other liabilities	644	611

Total liabilities	168,354	158,567

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share; 5,000,000 shares authorized; 1,238,083 and 1,175,267 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	1,238	1,175
Additional paid-in capital	18,760	16,903
Retained earnings	4,037	5,204
Accumulated other comprehensive income (loss), net of tax	264	371

Total stockholders’ equity	24,299	23,653

Total liabilities and stockholders’ equity	$192,653	$182,220

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(dollars in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$1,889	$1,897	$5,605	$5,743
Interest on federal funds sold and deposits in banks	102	83	231	269
Interest on securities	267	266	809	821

Total interest income	2,258	2,246	6,645	6,833

INTEREST EXPENSE
Interest on deposits	269	296	720	1,003
Interest on federal funds and other short-term borrowings	1	1	4	4

Total interest expense	270	297	724	1,007

Net interest income	1,988	1,949	5,921	5,826

PROVISION FOR LOAN LOSSES
Net interest income after provision for loan losses	1,988	1,949	5,921	5,826

NONINTEREST INCOME
Service charges	103	114	310	351
Gain on sale of investment securities, net			49	15
Gain on sale of real estate held for sale		173		211
Origination fees on mortgage loans brokered	43	119	121	320
Other operating income	106	54	303	272

Total noninterest income	252	460	783	1,169

NONINTEREST EXPENSE
Salaries	656	644	1,953	1,955
Employee benefits	156	165	492	504
Occupancy	129	143	414	415
Equipment	116	115	352	330
Other operating expenses	467	464	1,441	1,461

Total noninterest expense	1,524	1,531	4,652	4,665

INCOME BEFORE INCOME TAX	716	878	2,052	2,330
PROVISION FOR INCOME TAX	219	288	633	730

NET INCOME	$497	$590	$1,419	$1,600

EARNINGS PER SHARE
Basic	$0.40	$0.48	$1.15	$1.30
Diluted	$0.40	$0.48	$1.14	$1.29
Weighted average shares outstanding	1,238,089	1,231,860	1,237,483	1,230,850
Weighted average diluted shares outstanding	1,246,385	1,236,892	1,246,169	1,235,821

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(dollars in thousands, except for per share amounts)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,419	$1,600
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	350	356
Deferred income tax	44	20
Net amortization on securities	214	257
FHLB stock dividends	(10)	(16)
Gain on sale of securities available-for-sale	(49)	(15)
Amortization of intangible assets	73	32
Deferred gain on the sale of real estate		(211)
Amortization of deferred gain on sale of real estate		211
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	(41)	7
Increase in accrued interest payable	13	(106)
Decrease in other assets	24	43
Decrease in other liabilities	43	929

Net cash from operating activities	2,080	3,107

Net decrease (increase) in federal funds sold	492	(3,993)
Net decrease (increase) in interest-bearing deposits with banks	(4,754)	7,064
Purchase of securities available-for-sale	(14,471)	(28,626)
Proceeds from sales of securities available-for-sale	2,630	2,672
Proceeds from maturities of securities available-for-sale	8,399	16,074
Federal Home Loan Bank stock redeemed	4	42
Net increase in loans	(2,325)	(6,881)
Additions to premises and equipment	(220)	(210)
Sale of real estate held for investment		224

Net cash from investing activities	(10,245)	(13,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,777	13,136
Net increase (decrease) in other borrowed funds	12	(84)
Payment on other borrowed money	(48)	(48)
Cash dividends paid	(715)	(675)
Stock options exercised	49	24

Net cash from financing activities	9,075	12,353

NET INCREASE IN CASH AND DUE FROM BANKS	910	1,826
CASH AND DUE FROM BANKS, beginning of year	5,199	4,847

CASH AND DUE FROM BANKS, at end of period	$6,109	$6,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$711	$1,113
Income taxes	634	691
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Unrealized losses on securities available-for-sale	$(162)	$(232)
Deferred tax on unrealized losses on securities available-for-sale	55	79
Distribution of five percent stock dividend	1,871	1,389

The accompanying notes are an integral part of these financial statements

VALLEY COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Basis of Presentation

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, for the three months and nine months ended September 30, 2004 and September 30, 2003, without audit by the Company’s independent auditors. However, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results to be anticipated for the year ending December 31, 2004.

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

Note 2 — Stock Option Plan

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

VALLEY COMMUNITY BANCSHARES, INC.
Stock Option Plan
In thousands, except for per-share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Pro forma disclosures:
Net income as reported	$497	$590	$1,419	$1,600
Additional compensation for fair
value of stock options	7	3	12	7

Pro forma net income	$490	$587	$1,407	$1,593

Earnings per share:
Basic
As reported	$0.40	$0.48	$1.15	$1.30
Pro forma	$0.40	$0.48	$1.14	$1.29
Diluted
As reported	$0.40	$0.48	$1.14	$1.29
Pro forma	$0.39	$0.48	$1.13	$1.29

Note 3 — Earnings per share

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003 (dollars in thousands, except per share amounts):

VALLEY COMMUNITY BANCSHARES, INC.
Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NUMERATOR:
Net income	$497	$590	$1,419	$1,600
DENOMINATOR:
Denominator for basic earnings per share:
Weighted average shares	1,238,089	1,231,860	1,237,483	1,230,850
Effect of diluted securities — stock options	8,296	5,032	8,686	4,971
Denominator for diluted earnings per share:
Weighted average shares and assumed conversion of diluted stock options	1,246,385	1,236,892	1,246,169	1,235,821
Basic earnings per share	$0.40	$0.48	$1.15	$1.30
Diluted earnings per share	$0.40	$0.48	$1.14	$1.29

Note 4 —Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to $809,000 and $479,000, for the three months ended September 30, 2004 and 2003, respectively. Total comprehensive income, amounted to $1,312,000 and $1,447,000, for the nine months ended September 30, 2004 and 2003, respectively.

Note 5 — Investment Securities

Investment securities have been classified as available-for-sale in according with management’s intent. The carrying amount of securities and their estimated fair values are as follows (in thousands):

September 30, 2004

Securities Available-For-Sale		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	12 Months	Fair
	Cost	Gains	12 Months	or More	Value

U.S. Treasury and U.S. Government corporations and agencies	$16,777	$16	$55	$	$16,738
State and political subdivisions	8,428	352	3		8,777
Mortgage-backed securities	16,070	136	18	27	16,161

	$41,275	$504	$76	$27	$41,676

December 31, 2003

Securities Available-For-Sale		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less than	12 Months	Fair
	Cost	Gains	12 Months	or More	Value

U.S. Treasury and U.S. Government corporations and agencies	$13,614	$109	$2	$	$13,721
State and political subdivisions	7,421	361	4		7,778
Mortgage-backed securities	16,964	151	54		17,061

	$37,999	$621	$60	$	$38,560

At September 30, 2004 and December 31, 2003, there were approximately 35 and 20 investment securities, respectively, that had fair values less than amortized cost and therefore contains unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 6 — Loans

The major classifications of loans at September 30, 2004 and December 31, 2003 are summarized as follows (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

Loan Portfolio
(dollars in thousands)

	September 30,		December 31,
	2004		2003
	Amount	Percent	Amount	Percent
Real Estate
Construction	$13,288	11.4%	$9,913	8.7%
Residential	10,494	9.0%	12,095	10.6%
Commercial	61,836	52.9%	65,114	56.9%
Commercial	28,939	24.8%	24,872	21.7%
Consumer and other	2,216	1.9%	2,409	2.1%
Lease financing	46	0.0%	63	0.0%

Total loans	116,819	100.0%	114,466	100.0%

Deferred loan fees	(233)		(205)

Net loans	$116,586		$114,261

Note 7 — Allowance for Loan Losses

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

The allowance for loan losses at September 30, 2004 and December 31, 2003, totaled $1,388,000. Management believes that the allowance for loan losses at September 30, 2004 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.

Loan Loss Experience

	Three and Nine Months
	September 30,
	2004	2003
Balance at beginning of period	$1,388	$1,388
Charge-offs
Recoveries:

Net recoveries	-0-	-0-

Additions charged to operations
Balance at end of period	$1,388	$1,388

Note 8 — Business Segment Information

Beginning January 1999 and through December 2002, the Company owned two community-banking institutions, Puyallup Valley Bank and Valley Bank. These banks were managed at the subsidiary bank level. Each subsidiary bank had a board of directors and an executive management team responsible for the operation and performance of the respective subsidiary bank.

On January 17, 2003, the Company merged the subsidiary banks into one community bank named Valley Bank. In addition, the Company consolidated its board of directors and executive management team into a new organizational structure, while converting separated banking systems into a single operation. As a result of these system and organizational changes, the financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for the three months and nine months ended September 30, 2004 and 2003.

Note 9 — Recent Accounting Pronouncements

During the third quarter ended September 30, 2004 the Financial Accounting Standard Board (“FASB”) did not issue any new accounting pronouncements.

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

Results of Operations

The following table shows the various performance ratios for the Company for the three months and nine months ended September 30, 2004 and 2003, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Selected Financial Data 1
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Financial Performance
Net Income	$497	$590	$1,419	$1,600
Average Assets	186,818	182,057	181,391	176,651
Average Stockholders’ Equity	24,037	22,781	23,723	22,494
Return on Assets (net income divided by average assets)	1.06%	1.29%	1.04%	1.21%
Return on Equity (net income divided by average equity)	8.23%	10.27%	7.99%	9.51%
Net Interest Margin (net interest income (tax adjusted) [1] Divided by earning assets)	4.61%	4.64%	4.76%	4.83%
Efficiency Ratio (noninterest expense divided by noninterest income plus net interest income)	68.04%	63.55%	69.39%	66.69%
Ratio of noninterest income to average assets	3.25%	3.34%	3.43%	3.53%

The Company earned net income of $497,000 or $0.40 per diluted share for the three months ended September 30, 2004, compared to net income of $590,000 or $0.48 per diluted share, for the three-months ended September 30, 2003, a decrease of 15.8 percent. The Company’s return on average assets was 1.06 percent for the three months ended September 30, 2004, compared to 1.29 percent for the three months ended September 30, 2003.

The Company earned net income of $1,419,000 or $1.14 per diluted share for the nine months ended September 30, 2004, compared to net income of $1,600,000 or $1.29 per diluted share, for the nine months ended September 30, 2003, a decrease of 11.3 percent. The Company’s return on average assets was 1.04 percent for the nine months ended September 30, 2004, compared to 1.21 percent for the nine months ended September 30, 2003.

The decrease in net income for the three months and nine months ended September 30, 2004 was the result of a decrease in noninterest income partially offset by an increase in net interest income and a decrease in noninterest expense.

The major factors impacting net income for the three months ended September 30, 2004 are as follows:

•	Origination fees on mortgage loans brokered declined as residential loan customers slowed their mortgage refinancing activity.

•	Included in 2003 was the amortization of a deferred gain on the sale of real estate held for investment.

1The computation of the ratios is based on the recorded assets and liabilities after the effect of changes in market values of securities available for sale.

1See the following page for a reconciliation of tax adjusted net interest income.

The Company completed the implementation of the Bank’s internet banking product in September 2004. As a result the Company will begin incurring higher non-interest expenses during the fourth quarter of 2004. The Company does not anticipate sufficient revenues to offset the added costs of this product, as result profitability is anticipated to be negatively impacted on a go forward basis.

The Company will begin the implementation of Section 404 of the Sarbanes Oxley Act of 2002 beginning the fourth quarter of 2004. The Company anticipates initial compliance costs of approximately $125,000 and annual compliance costs of approximately $50,000.

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

VALLEY COMMUNITY BANCSHARES, INC.
Net Interest Income, adjusted to a Tax Equivalent Basis
(dollars in thousands),

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income, as reported	$2,258	$2,246	$6,645	$6,833
Effect of tax exempt income	41	36	120	102

TE interest income	2,299	2,282	6,765	6,935
Interest expense	270	297	724	1,007

TE net interest income	$2,029	$1,985	$6,041	$5,928

TE net interest income, divided by average earning assets is referred to as net interest margin. For the three months ended September 30, 2004 the Company’s net interest margin was 4.61 percent compared to 4.64 percent for the three months ended September 30, 2003. For the nine months ended September 30, 2004 the Company’s net interest margin was 4.76 percent compared to 4.83 percent for the nine months ended September 30, 2003.

TE interest income was $2,299,000 and $6,765,000 for the three months and nine months ended September 30, 2004, respectively compared to $2,282,000 and $6,935,000 for the three months and nine months ended September 30, 2003, respectively. The three month increase was the result of additional earnings received on the increased volume of earning assets partially offset by a decrease in the yield earned on earning assets. The nine month decrease was the result of a decrease in the yield earned on earning assets partially offset by the additional earnings received on the increased volume of earning assets. The yield on interest-earning assets decreased to 5.23 percent for the three months ended September 30, 2004 compared to 5.34 percent during the same period a year ago and decreased to 5.31 percent for the nine months ended September 30, 2004 compared to 5.65 percent during the same period a year ago.

Interest expense was $270,000 and $724,000 for the three months and nine months ended September 30, 2004, respectively compared to $297,000 and $1,007,000 for the three months and nine months ended September 30, 2003, respectively. The three month and nine month decrease was due to a decrease in the Company’s cost of funds resulting from low market interest rates. The cost of funds decreased to 0.86 percent for the three months ended September 30, 2004 compared to 0.94 percent during the same period a year ago and decreased to 0.80 percent for the nine months ended September 30, 2004 compared to 1.11 percent during the same period a year ago.

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

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin for the three months ended September 30, 2004 and 2003:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Three Months Ended September 30,
	2004			2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
ASSETS	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets
Loans (including fees) [1]	$116,186	$1,889	6.47%	$112,349	$1,897	6.70%
Investment securities 2 3	36,224	308	3.38%	36,473	302	3.28%
Other earning assets	22,558	102	1.80%	20,819	83	1.58%

Total Interest-earning assets	174,968	2,299	5.23%	169,641	2,282	5.34%
Total noninterest-earning assets	11,850			12,416

TOTAL ASSETS	$186,818			$182,057

Interest-bearing liabilities
Deposits	$124,359	$269	0.86%	$124,798	$296	0.94%
Other borrowed funds	375	1	1.06%	483	1	0.82%

Total Interest-bearing liabilities	124,734	270	0.86%	125,281	297	0.94%
Noninterest-bearing liabilities	38,047			33,995
Stockholders’ equity	24,037			22,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,818			$182,057

Net interest spread		$2,029	4.37%		$1,985	4.40%

Margin Analysis
TE interest income/earning assets		$2,299	5.23%		$2,282	5.34%
Interest expense/earning assets		270	0.61%		297	0.69%

Net interest margin		$2,029	4.61%		$1,985	4.64%

1 Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

3 The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s average balance and average interest rates earned or paid, interest rate spread and net interest margin for the nine months ended September 30, 2004 and 2003:

VALLEY COMMUNITY BANCSHARES, INC.
AVERAGE BALANCES AND INTEREST RATES EARNED/PAID
(dollars in thousands)

	For the Nine Months Ended September 30,
	2004			2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
ASSETS	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Loans (including fees) [1]	$116,422	$5,605	6.43%	$109,874	$5,743	6.99%
Investment securities 2 3	36,087	929	3.44%	33,850	923	3.65%
Other earning assets	17,067	231	1.81%	20,381	269	1.76%

Total Interest-earning assets	169,576	6,765	5.31%	164,105	6,935	5.65%
Total noninterest-earning assets	11,815			12,546

TOTAL ASSETS	$181,391			$176,651

Interest-bearing liabilities
Deposits	$121,078	$720	0.79%	$121,331	$1,003	1.11%
Other borrowed funds	532	4	1.00%	476	4	1.12%

Total Interest-bearing liabilities	121,610	724	0.80%	121,807	1,007	1.11%
Noninterest-bearing liabilities	36,058			32,350
Stockholders’ equity	23,723			22,494

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,391			$176,651

Net interest spread		$6,041	4.52%		$5,928	4.54%

Margin Analysis
TE interest income/earning assets		$6,765	5.31%		$6,935	5.65%
Interest expense/earning assets		724	0.57%		1,007	0.82%

Net interest margin		$6,041	4.76%		$5,928	4.83%

1 Average loan balance includes nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

3 The yield on investment securities is calculated using historical cost basis.

The following table sets forth information concerning the Company’s change in TE net interest income for the period that are attributable to changes in interest rate and changes in volume for the three months and nine months ended September 30, 2004 compared to the three months and nine months ended September 30, 2003:

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Three Months ended September 30,
(dollars in thousands)

	2004 Compared to 2003
	Volume	Rate	Net
TE Interest income
Loans (including fees) [2]	$61	$(69)	$(8)
Investment securities [3]	(2)	8	6
Other earning assets	(2)	21	19

	57	(40)	17
Interest-bearing liabilities
Total deposits	(1)	(26)	(27)

Other borrowed funds	(1)	(26)	(27)

	$58	$(14)	$44

VALLEY COMMUNITY BANCSHARES, INC.
Volume/Rate Analysis 1 — For the Nine Months ended September 30,
(dollars in thousands)

	2004 Compared to 2003
	Volume	Rate	Net
TE Interest income
Loans (including fees) [2]	$333	$(471)	$(138)
Investment securities [3]	60	(54)	6
Other earning assets	(76)	38	(38)

	317	(487)	(170)
Interest-bearing liabilities
Total deposits	(2)	(281)	(283)

Other borrowed funds	(2)	(281)	(283)

	$319	$(206)	$113

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

Provision for loan losses

Provisions for loan losses reduce net interest income. The Company provided $0 for loan losses for the three months and nine months ended September 30, 2004 and 2003.

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

Noninterest income was $252,000 and $783,000 for the three months and nine months ended September 30, 2004, respectively, compared to $460,000 and $1,169,000 during the same respective periods a year ago.

The decrease in noninterest income was primarily the result of lower deposit service charges (NSF fees), lower loan origination fees on mortgage loans brokered, and a decrease in the amortization of deferred gain on the sale of real estate. The decrease was partially offset by gains realized on the sale of investment securities. The significant reduction in origination fees on mortgage loans brokered is the result of residential loan customer reducing their demand for mortgage refinance loans. The reduction in demand occurred because most mortgage loan refinance customers refinanced their mortgages shortly after the Federal Reserve lowered interest rates for the last time in 2003. Included in 2003 was the amortization of the $211,000 deferred gain realized on the sale of real estate that the Bank previously held for investment purpose.

The following table sets forth information concerning the various components of the Company’s noninterest income for the three months and nine months ended September 30, 2004 and 2003, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Noninterest Income
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Noninterest Income
Service charges	$103	$114	$310	$351
Gain on sale of investment securities, net			49	15
Income and fees from the printing and sale of checks	13	4	36	12
Income and fees from automated teller machines	10	10	29	31
Safe deposit box rent	8	7	23	23
Real estate brokerage income	44	119	121	320
Debit card surcharge income	27	23	78	70
Amortization of deferred gain on sale of real estate		173		211
Other	47	10	137	136

Total noninterest income	$252	$460	$783	$1,169

Noninterest expense was $1,524,000 and $4,652,000 for the three months and nine months ended September 30, 2004, respectively, compared to $1,531,000 and $4,665,000 during the same respective periods a year ago.

Noninterest expense was relatively stable during the three and nine months ended September 30, 2004 compared to the same periods a year ago. The percentage of noninterest expense to average assets was 3.43 percent for the nine months ended September 30, 2004, compared to 3.53 percent during the same period last year.

The following table sets forth information concerning the various components of the Company’s noninterest expense for the three months and nine months ended September 30, 2004 and 2003, respectively:

VALLEY COMMUNITY BANCSHARES, INC.
Noninterest Expense
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Noninterest Expense
Salaries	$656	$644	$1,953	$1,955
Employee benefits	156	165	492	504
Occupancy	129	143	414	415
Equipment	116	115	352	330
Advertising and marketing expenses	30	49	102	124
Directors’ fees	28	28	84	84
Printing, stationery, and supplies	18	24	143	168
Postage	21	23	72	72
ATM and debit card expense	37	33	112	109
Business and occupation tax	34	33	103	101
Telephone expense	34	33	98	105
Other	265	241	727	698

Total noninterest expense	$1,524	$1,531	$4,652	$4,665

The Company’s efficiency ratio, which is the ratio of noninterest expense to net interest income plus noninterest income, was 69.4 percent for the nine months ended September 30, 2004 compared to 66.7 percent for the nine months ended September 30, 2003.

Provision for income tax

The Company’s provision for income tax is a significant reduction of operating income. The provision for the three months ended September 30, 2004, was $219,000 compared to $288,000 for the three months ended September 30, 2003. The provision for the nine months ended September 30, 2004, was $633,000 compared to $730,000 for the nine months ended September 30, 2003. The provision represents an effective tax rate of 31 percent during 2004 and 2003, respectively. The Company’s marginal tax rate is currently 34 percent. The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax-exempt securities.

Financial Condition

The Company’s total consolidated assets increased 5.7 percent to $192.7 million as of September 30, 2004, compared to $182.2 million as of December 31, 2003. Loans and deposits increased 2.0 percent and 6.2 percent, respectively during the nine months ended September 30, 2004. The increase in loans was funded with increased deposits. The increase in deposits also funded the increase in interest-bearing deposits with banks and securities available-for-sale. Stockholders’ equity increased as a result earnings during the nine months ended September 30, 2004 partially offset by the payment of a 60cent(s) per share cash dividend to stockholders and a decrease in other comprehensive income.

Investment Portfolio

The major classifications of investments at September 30, 2004 and December 31, 2003, are summarized in Note 4 — Investment Securities in the Notes to Condensed Consolidated Financial Statements.

At September 30, 2004, the Company had $41.7 million of securities available-for-sale, compared to $38.6 million as of December 31, 2003. The investment portfolio increased by $3.1 million during 2004, as a result of the by the purchase of approximately $14.5 million in securities partially offset by the sale and maturity of approximately $11.0 million of securities.

At September 30, 2004, all of the Company’s securities were classified as available-for-sale. Management believes that holding securities as available-for-sale provides greater flexibility to respond to interest rate changes and liquidity needs to fund loan growth.

Loan Portfolio

The major classifications of loans at September 30, 2004 and December 31, 2003, are summarized in Note 5 — Loans in the Notes to Condensed Consolidated Financial Statements.

In addition to the major classifications of loans summarized in Note 5, the Company has additional loan concentrations exceeding 10 percent of total loans at September 30, 2004. They include loans to medical doctors and dentists in the amount of approximately $25.3 million.

Loans were $116.6 million as of September 30, 2004, compared to $114.3 million as of December 31, 2003, an increase of 2.0 percent. The increase was primarily in real estate construction and commercial loans, partially offset by a decrease in real estate residential and real estate commercial loans. The percentage of loans to total assets increased to 60.5 percent at September 30, 2004 compared to 62.7 percent at December 31, 2003. It continues to be management’s intent to grow the loan portfolio and to increase the percent of loans to assets, which potentially could improve the Company’s net interest margin.

Risk Elements

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Non-performing Assets

	September 30,	December 31,
	2004	2003
Non-performing assets:
Nonaccrual loans	$-0-	$10
Loans 90 days or more past due
Restructured loans

	-0-	10
Other real estate owned

Total non-performing assets	$-0-	$10

As of September 30, 2004, the Company had no nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and still accruing interest, and restructured loans. The Company had $10,000 in nonperforming assets as of December 31, 2003.

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

During the nine months ended September 30, 2004, and 2003 there was one loan on nonaccrual status which was paid off in full. The gross income that would have been recorded for the nine months ended September 30, 2004, and 2003 if the nonaccrual loan had been current and in accordance with its original term was insignificant. Interest recognized on the loan for the year was insignificant.

Potential Problem Loans

At September 30, 2004 and December 31, 2003, the Company had potential problem loans totaling approximately $2,141,300 and $2,349,000, respectively. The decrease was the result of a favorable reclassification of a large commercial real estate credit partially offset by recent adverse classification of loan credits within the Company’s Auburn and Kent markets. The Company believes that the loans are secured by sufficient collateral and guarantor financial strength to repay the loans, although there can be no assurances given with respect to potential losses in these credits. These loans are in addition to those categorized as non-performing listed above. Although these loans are currently classified as performing, management has information regarding credit weakness inherent in the loans.

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

The following table sets forth other information regarding the allowance for loan losses for the dates indicated (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Loan Loss Experience

	Analysis of the Allowance for Loan Losses
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Average Allowance for Loan Losses	$1,388	$1,388	$1,388	$1,388
Average Loans Outstanding	$116,186	$112,349	$116,422	$109,874
Ratio of net charge-offs during the period to average loans outstanding	0.00%	0.00%	0.00%	0.00%
Ratio of average allowance for loan losses to average loans outstanding	1.19%	1.24%	1.19%	1.26%

The ratio of the allowance for loan losses as a percentage of loans decreased to 1.19 percent at September 30, 2004 compared to 1.24 percent at September 30, 2003. The decrease in the ratio during the past year was due to several factors including positive credit performance within several of the Company’s larger classified credits, no loan charge-offs, slowing loan demand, the effects of an improving economy, and management’s current evaluation of the loan portfolio. Management continues to emphasize credit quality and carefully monitors the loan portfolio especially given the softness within the local economy. Any changes to the Company’s loan loss allowance will be considered as circumstances warrant.

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

Deposits increased 6.2 percent to $167.0 million as of September 30, 2004, compared to $157.2 million as of December 31, 2003. The increase occurred primarily in demand deposits, money market deposits and savings deposits during the nine months, partially offset by a decrease in time certificates of deposit less than $100,000.

The following table sets forth the balances for each major category of deposit by amount and percent during the period indicated:

VALLEY COMMUNITY BANCSHARES, INC.
Deposits
(dollars in thousands)

	Period ended,
	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Noninterest bearing demand	$38,210	$22.9%	$34,675	22.1%
Interest bearing demand	25,978	15.6%	24,110	15.3%
Money market	41,952	25.1%	39,018	24.8%
Savings	18,750	11.2%	16,500	10.5%
Time certificates < $100,000	20,418	12.2%	21,657	13.8%
Time certificates > $100,000	21,700	13.0%	21,271	13.5%

	$167,008	$100.0%	$157,231	100.0%

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

Cash flows from operations contribute to liquidity as well as proceeds from maturities of securities and customer deposits. As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2004 contributed $2.1 to liquidity compared to $3.1 million for the nine months ended September 30, 2003. The majority of the Company’s funding comes from customer deposits within its operating region. During the nine months ended September 30, 2004 customer deposits increased $9.8 million compared to a $13.1 million increase for the nine months ended September 30, 2003. Other sources of liquidity include investments in federal funds and interest-bearing deposits with banks and the Company’s securities portfolio. The Company generally maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $11.0 million for the nine months ended September 30, 2004 compared to $18.7 million for the nine months ended September 30, 2003.

At September 30, 2004, the Company held cash and due from banks, interest-bearing deposits with banks, and federal funds sold of approximately $28.6 million. In addition, at such date all of the Company’s $41.7 million in investments were classified as available for sale.

The Bank has the capacity to borrow funds, up to ten percent of assets, from the Federal Home Loan Bank of Seattle (“FHLB”) through pre-approved credit lines as a secondary source of liquidity. However, these credit lines have pledge requirements whereby the Bank must maintain unencumbered collateral with a value at least equal to the outstanding balance. In addition to the FHLB credit line, the Bank has committed line of credit agreements totaling approximately $9.5 million from unaffiliated banks. At September 30, 2004, the Bank had no advances outstanding to the FHLB or from unaffiliated banks.

The Bank has commitments to extend credit, which may have an impact on the Company’s liquidity position. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. The Company experience suggests customers draw on approximately 75 percent of loan commitments. Commitments to extend credit at September 30, 2004 and December 31, 2003 were $22.9 and $21.5 million, respectively.

The Company’s total stockholders’ equity increased to $24.3 million at September 30, 2004 from $23.7 million at December 31, 2003. The increase was the result of net income earned during the nine months ended September 30, 2004 partially offset by a 60cent(s) dividend per share paid to stockholders of record on December 31, 2003 and unrealized losses recorded on securities available for sale, net of income tax. At September 30, 2004, stockholders’ equity was 12.6 percent of total assets, compared to 13.0 percent at December 31, 2003.

The market value of available-for-sale securities was higher than book value at September 30, 2004 and at December 31, 2003. The decrease in market value was primarily the result of higher market interest rates, which resulted in unrealized losses in the investment portfolio. In the event market interest rates continue to increase, the market value of the Company’s investment portfolio may continue to decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. At September 30, 2004, the Company performed a simulation analysis of changes in the market value of the investment portfolio given a 300 basis point increase in interest rates. The analysis indicated a decrease in market value of approximately $1.7 million net of federal income tax. Although stockholder’s equity would be reduced by approximately 7.14 percent, the Company would still be well in excess of capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

Capital Adequacy Requirements

The capital levels of the Company currently exceed applicable regulatory guidelines, and the Bank is qualified as “well-capitalized” at September 30, 2004. Management believes that under the current regulations the Bank will continue to meet well-capitalized capital requirements in the foreseeable future. However, events beyond the control of the Bank such as a downturn in the economy where the Bank have most of their loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet future well-capitalized capital requirements.

For a full discussion of capital adequacy requirements, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The capital amounts and ratios for the Company and the Bank as of September 30, 2004, are presented in the following table (dollars in thousands):

VALLEY COMMUNITY BANCSHARES, INC.
Capital

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)
Consolidated	$25,379	18.8% ≥	$10,801	8.0% ≥	$13,502	10.0%
Valley Bank	$23,499	17.4% ≥	$10,801	8.0% ≥	$13,502	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Consolidated	$23,991	17.8% ≥	$5,401	4.0% ≥	$8,101	6.0%
Valley Bank	$22,111	16.4% ≥	$5,401	4.0% ≥	$8,101	6.0%
Tier I Capital
(to Average Assets)
Consolidated	$23,991	12.8% ≥	$7,471	4.0% ≥	$9,339	5.0%
Valley Bank	$22,111	11.8% ≥	$7,471	4.0% ≥	$9,339	5.0%

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2003. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of September 30, 2004. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that has materially affected or is reasonably likely to affect these controls.

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

(b) Reports on Form 8-K

The Company filed a current report on Items 7 and 12 of Form 8-K on August 2, 2004. The report included a press release announcing financial results for the three months and six months ended June 30, 2004.

The Company filed a current report on Item 5.02 of Form 8-K on September 24, 2004. The report included a statement regarding the retirement of Director Warren Hunt on September 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMUNITY BANCSHARES, INC.
                    (Registrant)

Date:	November 1, 2004	By /s/ David H. Brown

David H. Brown
President and
Chief Executive Officer

Date:	November 1, 2004	By /s/ Joseph E. Riordan

Joseph E. Riordan
Executive Vice President and
Chief Financial Officer